Form 10-Q
period 2021-03-31
CORNER GROWTH ACQUISITION CORP. 2
filed 2021-08-09
CIK 1847513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

CORNER GROWTH ACQUISITION CORP. 2

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40510	98-1582723
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

251 Lytton Avenue, Suite 200 Palo Alto, CA	94301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 543-8180

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	TRONU	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 per share	TRON	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	TRONW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 9, 2021, 18,500,000 Class A ordinary shares, par value $0.0001, and 4,625,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORNER GROWTH ACQUISITION CORP. 2

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED BALANCE SHEET

March 31, 2021

ASSETS
Current asset - cash	$66,731
Deferred offering costs	63,351
Total Assets	$130,082
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued Offering Costs	$15,450
Promissory Note - Related Party	100,000
Total Liabilities	115,450
Shareholders’ Equity
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; none issued and outstanding	—
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 5,031,250 shares issued and outstanding (1)	503
Additional paid-in capital	24,497
Accumulated deficit	(10,368)
Total Shareholders’ Equity	14,632
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$130,082

(1) This number includes up to 656,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH MARCH 31, 2021

Operating and formation costs	$(10,368)
Loss from operations	(10,368)
Net loss	$(10,368)
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	4,375,000
Weighted average shares outstanding, basic and diluted (1)	$0.00

(1) Excludes an aggregate of up to 656,250 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class B
					Total
	Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance—February 10, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B Ordinary shares sponsor (1)	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	(10,368)	(10,368)
Balance—March 31, 2021	5,031,250	$503	$24,497	$(10,368)	$14,632

(1) This number includes up to 656,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH MARCH 31, 2021

Cash Flows from Operating Activities
Net loss	$(10,368)
Net cash used in operating activities	(10,368)
Cash Flows from Financing Activities
Proceeds from promissory note - related party	100,000
Deferred offering costs paid	(47,901)
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Net cash provided by financing activities	77,099
Net change in cash	66,731
Cash at beginning of the period	—
Cash at end of the period	$66,731
Non-cash investing and financing activities:
Offering costs payable	$15,450

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

Note 1—Description of Organization, Business Operations and Basis of Presentation

Corner Growth Acquisition Corp. 2 (the “Company”) was incorporated as a Cayman Islands exempted company on February 10, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through March 31, 2021 relates to the Company’s formation and planning for the initial public offering described below (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.

The Company's sponsor is CGA Sponsor 2, LLC, a Delaware limited liability company (the "Sponsor").

The registration statement for the Company’s Initial Public Offering was declared effective on June 16, 2021. On June 21, 2021, the Company consummated the Initial Public Offering of 18,500,000 units (the “Units” and, with respect to the shares of Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of the overallotment option to purchase an additional 1,000,000 Units, at $10.00 per Unit, generating gross proceeds of $185,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,950,000 warrants (the “Private Placement Warrants”) (including 133,333 Private Placement Warrants purchased in connection with the partial exercise of the underwriter’s over-allotment option) at a price of $1.50 per Private Placement Warrant in a private placement (the “Private Placement”) to the Sponsor, generating gross proceeds of $7,425,000, which is described in Note 4.

Transaction costs amounted to $10,873,351 consisting of $3,700,000 of underwriting discount, $6,475,000 of deferred underwriting discount, and $698,351 of other offering costs.

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the "Investment Company Act").

Following the closing of the Initial Public Offering on June 21, 2021, an amount of $185,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide holders (the “Public Shareholders”) of its Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) clear all trades with the Company’s legal counsel prior to execution. In addition, in connection with the completion of a Business Combination, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may acquire.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 12 months from the closing of the Initial Public Offering (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law.

The Sponsor, officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination during the Combination Period and, in such event, such amount will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

At March 31, 2021, the Company had $66,731 in cash and a working capital deficit of $48,719. Until the consummation of the Initial Public Offering, the Company's only source of liquidity was an initial purchase of Founder Shares by our Sponsor and loans from our Sponsor under the Promissory Note (as defined below). At March 31, 2021, the Company had $100,000 outstanding under the Promissory Note (see Note 4).

Subsequent to the period covered by this quarterly report on Form 10-Q (the "Quarterly Report"), the Company consummated its Initial Public Offering (see Note 3) and Private Placement (See Note 4) on June 21, 2021. Following the consummation of the Initial Public Offering, the Company's liquidity needs have been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds held in the operating bank account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

Based on its current cash and working capital balances, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor (Note 4), or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 21, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 25, 2021, which includes the Company’s audited balance sheet as of June 21, 2021. The interim results for the period from February 10, 2021 (inception) through March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Warrant Liabilities

The Company will account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company will account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption will be presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1. Deferred offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Following the consummation of the Initial Public Offering, deferred offering costs and issuance costs incurred in connection with the Initial Public Offering were allocated to the Public Shares, Public Warrants, and Private Placement Warrants based on their relative fair values. Issuance costs attributed to the liability-classified Public Warrants and Private Placement Warrants were charged to operations while issuance costs not allocated to these warrants were charged to shareholders’ equity.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 656,250 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 7). At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company has elected to early adopt ASU 2020-06, and complied with ASU 2020-06 since its inception on February 10, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on its financial statements and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The unaudited interim condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 18,500,000 Units at a price of $10.00 per Unit, which includes the partial exercise by the underwriter of the overallotment option to purchase an additional 1,000,000 Units. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each, a “Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

Following the closing of the Initial Public Offering on June 21, 2021, $185,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account ("Trust Account") and will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Note 4 — Related Party Transactions

Founder Shares

On February 18, 2021, the Sponsor paid $25,000, or approximately $0.005 per share, to cover certain offering costs in consideration for 5,031,250 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). In March 2021, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s independent directors.

The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to certain adjustments, as described in Note 5. As a result of the underwriter’s election to partially exercise their over-allotment option, 406,250 Founder Shares were forfeited for no consideration on June 24, 2021, resulting in 4,625,000 Class B ordinary shares outstanding on that date.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares or Class A ordinary shares received upon conversion thereof until the earlier of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note – Related Party

On February 24, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on September 30, 2021. As of March 31, 2021, the Company had $100,000 of borrowings outstanding under the Promissory Note, which was repaid in full on August 9, 2021.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,950,000 Private Placement Warrants (including 133,333 Private Placement Warrants purchased in connection with the partial exercise of the underwriter’s over-allotment option) at a price of $1.50 per Private Placement Warrant for an aggregate purchase price of $7,425,000. Each warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of March 31, 2021, the Company had no borrowings under any Working Capital Loans.

Administrative Support Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”), the Company has agreed, commencing on the date the Company's securities are first listed on Nasdaq, to pay the Sponsor (A) a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of the Company’s completion of the initial Business Combination or the Company’s liquidation (the “Termination Date”) and (B) on the Termination Date, an amount equal to $480,000 less the actual amount paid under the Administrative Services Agreement.

Note 5 — Commitments

Registration Rights

The holders of Founder Shares, Private Placement Warrants, and securities that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Initial Public Offering. These holders are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter will be entitled to a deferred fee of $0.35 per Unit sold in the Initial Public Offering, or $6,475,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 — Warrant Liability

The Company had no Public Warrants or Private Placement Warrants outstanding as of March 31, 2021. The Company will account for the 11,116,666 warrants issued in connection with the Initial Public Offering (comprised of 6,166,666 Public Warrants and 4,950,000 Private Placement Warrants) in accordance with the guidance contained in Accounting Standards Codification 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable at $11.50 per share 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and, following the effective date of the registration statement, the Company will use commercially reasonable efforts to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital-raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, plus interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

Once the warrants become exercisable, the Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

●in whole and not in part;

●at a price of $0.01 per warrant;
●upon a minimum of 30 days’ prior written notice of redemption; and
●if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, once the warrants become exercisable, the Company may call the warrants for redemption:

●in whole and not in part;
●at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of the Class A ordinary shares;
●if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
●if the closing price of the Class A ordinary shares for any 20 trading days within a 30 -trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of the Class A ordinary shares for the above purpose shall mean the volume-weighted average price of the Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event are the warrants to be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

If the Company calls the Public Warrants for redemption, management has the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. Additionally, in no event is the Company be required to net cash settle any Warrants. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At March 31, 2021, there were 5,031,250 Class B ordinary shares issued and outstanding. Of the 5,031,250 Class B ordinary shares outstanding as of March 31, 2021, up to 656,250 of Class B ordinary were subject to forfeiture, to the Company by the initial shareholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of shares of Class B ordinary shares will collectively equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriter's election to partially exercise their over-allotment option, 406,250 Founder Shares were forfeited for no consideration on June 24, 2021, resulting in 4,625,000 Class B ordinary shares outstanding on that date.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the appointment of the Company’s directors prior to the initial Business Combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis (as adjusted). In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed financial statements were issued. Other than as described herein, in relation to the Company’s Initial Public Offering and related transactions, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “company,” “Corner Growth 2,” “our,” “us” or “we” refer to Corner Growth Acquisition Corp. 2. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the Securities and Exchange Commission (“SEC”). Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all forward-looking statements whenever they appear in this Quarterly Report. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated on February 10, 2021 (inception) as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we focus on industries that complement our management team’s background, and in our search for targets for our Business Combination seek to capitalize on the ability of our management team to identify and acquire a business, focusing on the technology industry in the United States and other developed countries.

The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on June 16, 2021. On June 21, 2021, we consummated our Initial Public Offering of 18,500,000 units, which includes the partial exercise by the underwriter of the overallotment option to purchase an additional 1,000,000 units, at $10.00 per unit, generating gross proceeds of $185,000,000, and incurring offering costs of approximately $698,351, inclusive of $6,475,000 in deferred underwriting commissions. Each unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”) and one-third of one redeemable warrant, each whole public warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 4,950,000 private placement warrants at a price of $1.50 per private placement warrant (the “Private Placement”) to our sponsor, generating gross proceeds of $7,425,000. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share.

Upon the closing of the Initial Public Offering and private placement, $185,000,000 ($10.00 per unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the private placement were placed in the trust account, located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and are only invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the trust account. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the private placement, although substantially all of the net proceeds are intended to be applied toward consummating an initial Business Combination.

If we are unable to complete a Business Combination within 12 months from the closing of the Initial Public Offering, or June 21, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay for our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at March 31, 2021, we had $66,731 in our operating bank account and a working capital deficit of $48,719.

Up to March 31, 2021 and until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Founder Shares by our Sponsor and loans from our Sponsor under a promissory note (the “Promissory Note”). At March 31, 2021, we had $100,000 outstanding under the Promissory Note.

Subsequent to March 31, 2021, we consummated our Initial Public Offering and the Private Placement on June 21, 2021. Following the consummation of the Initial Public Offering, our liquidity needs have been satisfied with the net proceeds from the consummation of the Private Placement.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation and planning for our Initial Public Offering. We are not generating any operating revenues until the closing and completion of our initial Business Combination.

For the period from February 10, 2021 (inception) through March 31, 2021, we had a net loss of $10,368 which consisted of $10,368 in general and administrative expenses.

Related Party Transactions

Founder Shares

On February 18, 2021, the Sponsor paid $25,000, or approximately $0.005 per share, to cover certain offering costs in consideration for 5,031,250 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). In March 2021, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s independent directors.

The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to certain adjustments, as described in Note 5. As a result of the underwriter’s election to partially exercise their over-allotment option, 406,250 Founder Shares were forfeited for no consideration on June 24, 2021, resulting in 4,625,000 Class B ordinary shares outstanding.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares or Class A ordinary shares received upon conversion thereof until the earlier of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. For the period February 10, 2021 (inception) through March 31, 2021, there were no outstanding Working Capital Loans under this arrangement.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of the company’s consummation of a Business Combination and its liquidation, to pay our sponsor a total of $40,000 per month for office space, utilities and secretarial and administrative support. We recognized $0 in expenses incurred in connection with the aforementioned arrangements with the related parties on our Unaudited Statements of Income for the period from February 10, 2021 (inception) through March 31, 2021.

Contractual Obligations

Registration and Shareholder Rights

The holders of founder shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the founder shares, only after conversion of such shares into Class A ordinary shares) pursuant to a registration and shareholder rights agreement to be entered into upon consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration and shareholder rights. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter was entitled to underwriting discounts of $0.20 per unit sold in the Initial Public Offering, or $3,700,000 in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per unit sold in the Initial Public Offering, or $6,475,000 in the aggregate, will be payable to the underwriter for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriter from the amounts held in the trust account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company has elected to early adopt ASU 2020-06, and complied with ASU 2020-06 since its inception on February 10, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

For the period from February 10, 2021 (inception) through March 31, 2021, except as noted above, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the principal executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.  Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors described in our final prospectus filed with the SEC on June 21, 2021. We may disclose changes to such risk factors or disclose additional risk factors from time to time in future filings with the SEC.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Subsequent to the quarterly period covered by this report, on June 21, 2021, we consummated our Initial Public Offering of 18,500,000 Units, which includes the partial exercise of the underwriter’s option to purchase up to an additional 1,000,000 Units at the Initial Public Offering price to cover over-allotments, generating total gross proceeds of $185,000,000. Cantor Fitzgerald & Co. acted as the book-running manager. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-253747). The registration statements became effective on June 16, 2021.

Simultaneously with the consummation of the Initial Public Offering, and the exercise of the over-allotment option in part and the sale of the Private Placement Warrants, we consummated a private placement of 4,950,000 Private Placement Warrants (including 133,333 Private Placement Warrants purchased in connection with the partial exercise of the underwriter’s over-allotment option) to our Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7,425,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering including the partial exercise of the option to purchase additional Units, and the sale of the Private Placement Warrants, $185,000,000 was placed in the Trust Account.

We paid a total of $3,700,000 in underwriting discounts and commissions and $698,351 for other offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $6,475,000 in underwriting discounts and commissions.

The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At March 31, 2021, there were 5,031,250 Class B ordinary shares issued and outstanding. Of the 5,031,250 Class B ordinary shares outstanding as of March 31, 2021, up to 656,250 of Class B ordinary were subject to forfeiture, to the Company by the initial shareholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of shares of Class B ordinary shares will collectively equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriter's election to partially exercise their over-allotment option, 406,250 Founder Shares were forfeited for no consideration on June 24, 2021, resulting in 4,625,000 Class B ordinary shares outstanding on that date.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association(1)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company(1)
10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor(1)
10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company(1)
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other shareholders named therein(1)
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors(1)
10.5	Administrative Services Agreement between the Company and the Sponsor(1)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 23, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of August, 2021.

CORNER GROWTH ACQUISITION CORP. 2

By:	/s/ Jerome Letter
Name:	Jerome Letter
Title:	Chief Financial Officer and Chief Operating Officer