Form 10-Q
period 2021-06-30
CORNER GROWTH ACQUISITION CORP. 2
filed 2021-08-16
CIK 1847513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, 18,500,000 Class A ordinary shares, par value $0.0001, and 4,625,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORNER GROWTH ACQUISITION CORP. 2

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED BALANCE SHEET

June 30,
2021

ASSETS
Current assets
Cash	$2,157,531
Prepaid expenses	1,135,082
Total current assets	3,292,613
Cash and marketable securities held in trust account	184,994,774
Total Assets	$188,287,387
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,750
Offering costs payable	156,800
Accrued expenses	40,000
Promissory note - related party	100,000
Total current liabilities	327,550
Warrant liabilities	13,166,439
Deferred underwriting fee payable	6,475,000
Total Liabilities	19,968,989
COMMITMENTS
Class A ordinary shares subject to possible redemption, 16,331,840 shares at redemption value	163,318,390
Shareholders’ Equity
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 2,168,161 issued and outstanding (excluding 16,331,840 shares subject to possible redemption)	217
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 4,625,000 shares issued and outstanding	463
Additional paid-in capital	5,489,643
Accumulated deficit	(490,315)
Total Shareholders’ Equity	5,000,008
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$188,287,387

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months	February 10,
	Ended	2021 (inception)
	June 30,	to June 30,
	2021	2021
Operating and formation costs	$(76,218)	$(86,586)
Loss from operations	(76,218)	(86,586)
Other Income (loss):
Unrealized loss on marketable securities held in trust account	(5,226)	(5,226)
Transaction costs allocated to warrant liabilities	(448,003)	(448,003)
Change in fair value of warrant liabilities	49,500	49,500
Net loss	$(479,947)	$(490,315)
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	16,331,229	16,331,229
Basic and diluted loss per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	4,632,557	4,511,162
Basic and diluted net loss per share, Non-redeemable Class A and Class B ordinary shares	$(0.10)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) TO MARCH 31, 2021, AND THE THREE MONTHS ENDED JUNE 30, 2021

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance—February 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary shares to initial shareholders	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(10,368)	(10,368)
Balance, March 31, 2021	—	$—	5,031,250	$503	$24,497	$(10,368)	$14,632
Forfeiture of Class B Ordinary shares by initial shareholders	—	—	(406,250)	(40)	40	—	—
Sale of Units in initial public offering, net of underwriting discounts, offering expenses, and allocation to warrant liabilities	18,500,000	1,850	—	—	167,298,496	—	167,300,346
Excess cash received over fair value of Private Placement Warrants	—	—	—	—	1,485,000	—	1,485,000
Class A ordinary shares subject to redemption	(16,331,840)	(1,633)	—	—	(163,318,390)	—	(163,320,023)
Net loss	—	—	—	—	—	(479,947)	(479,947)
Balance, June 30, 2021	2,168,160	$217	4,625,000	$463	$5,489,643	$(490,315)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 21 (INCEPTION) THROUGH JUNE 30, 2021

Cash Flows from Operating Activities
Net loss	$(490,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on marketable securities held in Trust Account	5,226
Transaction costs allocated to warrant liabilities	448,003
Change in fair value of warrant liabilities	(49,500)
Changes in operating assets and liabilities:
Accounts payable	30,750
Accrued expenses	40,000
Prepaid expenses	(1,135,082)
Net cash used in operating activities	(1,150,918)
Cash Flows from Investing Activities
Investment of cash in Trust Account	(185,000,000)
Net cash used in investing activities	(185,000,000)
Cash Flows from Financing Activities
Proceeds from promissory note-related party	100,000
Proceeds from issuance of Class B ordinary shares to initial shareholders	25,000
Proceeds from sale of Units, net of underwriting discounts paid	181,300,000
Proceeds from sale of Private Placement Warrants	7,425,000
Payment of offering costs	(541,551)
Net cash provided by financing activities	188,308,449
Net change in cash	2,157,531
Cash at beginning of the period	—
Cash at end of the period	$2,157,531
Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$163,312,290
Change in value of Class A ordinary shares subject to possible redemption	$6,100
Deferred underwriting fee	$6,475,000
Initial classification of warrant liabilities	$13,215,939
Offering costs payable	$156,800

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

Corner Growth Acquisition Corp. 2 (the “Company”), was incorporated as a Cayman Islands exempted company on February 10, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus on businesses in the technology industries primarily located in the United States. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, its initial public offering described below (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for initial Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.

The registration statements for the Company’s Initial Public Offering was declared effective on June 16, 2021. On June 21, 2021, the Company consummated the Initial Public Offering of 18,500,000 units (the “Units” and, with respect to the shares of Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of the overallotment option to purchase an additional 1,000,000 Units, at $10.00 per Unit, generating gross proceeds of $185,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,950,000 warrants (the “Private Placement Warrants”) (including 133,333 Private Placement Warrants purchased in connection with the partial exercise of the underwriter’s over-allotment option) at a price of $1.50 per Private Placement Warrant in a private placement (the “Private Placement”) to CGA Sponsor 2, LLC (the “Sponsor”), generating gross proceeds of $7,425,000, which is described in Note 4.

Transaction costs amounted to $10,873,351 consisting of $3,700,000 of underwriting discount, $6,475,000 of deferred underwriting discount, and $698,351 of other offering costs.

Following the closing of the Initial Public Offering on June 21, 2021, an amount of $185,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open ended investment company that holds itself out as a money market mutual fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide holders (the “Public Shareholders”) of its Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) clear all trades with the Company’s legal counsel prior to execution. In addition, in connection with the completion of a Business Combination, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may acquire.

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

The Sponsor, officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination during the Combination Period and, in such event, such amount will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of June 30, 2021, the Company had $2,157,531 in its operating bank accounts, $184,994,774 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $2,965,063.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

Based on its current cash and working capital balances, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 21, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 25, 2021. The interim results for the three months ended June 30, 2021 and the period from February 10, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills in U.S. based trust accounts at UBS Financial Services, Inc., with Continental Stock Transfer & Trust Company acting as trustee.

The Company accounts for its securities held in the trust account in accordance with the guidance in ASC Topic 320 “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains or losses recognized through other income.

Warrant Liabilities

The Company accounts for its Public Warrants (as defined below) and its Private Placement warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1. Deferred offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Following the consummation of the Initial Public Offering, deferred offering costs and issuance costs incurred in connection with the Initial Public Offering were allocated to the Public Shares, Public Warrants (as defined below), and Private Placement Warrants based on their relative fair values. Issuance costs attributed to the Public Warrants and Private Placement Warrants were charged to operations while issuance costs not allocated to these warrants were charged to shareholders’ equity.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income or Loss Per Ordinary Share

Net income or loss per share is computed by dividing net income or loss by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,116,050 Class A ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events.

The Company’s statement of income includes a presentation of income or loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income or loss per share. Net income or loss per share, basic and diluted, for stock subject to possible redemption is calculated by dividing the proportionate share of loss on marketable securities held by the Trust Account by the weighted average number of shares of stock subject to possible redemption outstanding since original issuance.

Net income or loss per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income or loss, adjusted for the gain or loss on marketable securities attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares includes Founder Shares and non-redeemable Class A ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the unrealized gain or loss on marketable securities based on non-redeemable Class A ordinary shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net loss per share (in dollars, except share amounts):

		February 10, 2021
	Three Months Ended	(inception) through
	June 30, 2021	June 30, 2021
Class A Ordinary Shares Subject to Possible Redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Unrealized loss on marketable securities held in Trust Account	$(5,226)	$(5,226)
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	16,331,229	16,331,229
Basic and diluted net income (loss) per share	$(0.00)	$(0.00)
Non-Redeemable Class A and Class B Ordinary Shares
Numerator: Net Income (Loss) minus Net Earnings
Net loss	$(479,947)	$(490,315)
Less: Net loss allocable to Class A ordinary shares subject to possible redemption	(5,226)	(5,226)
Non-Redeemable Net loss allocable to Non-Redeemable Class A and Class B Ordinary shares	$(474,721)	$(485,089)
Denominator: Weighted Average Non-Redeemable Class A and Class B Ordinary Shares
Basic and diluted weighted average shares outstanding	4,632,557	4,511,162
Basic and diluted net loss per share	$(0.10)	$(0.11)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company has elected to early adopt ASU 2020-06, and complied with ASU 2020-06 since its inception on February 10, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on its financial statements and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The unaudited interim condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Following the closing of the Initial Public Offering on June 21, 2021, $185,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account ("Trust Account") and is invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Note 4 — Related Party Transactions

Founder Shares

On February 18, 2021, the Sponsor paid $25,000, or approximately $0.005 per share, to cover certain offering costs in consideration for 5,031,250 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). In March 2021, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s three independent directors.

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

Promissory Note – Related Party

On February 24, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. As of June 30, 2021, the Company has $100,000 outstanding under the Promissory Note, which was repaid in full on August 9, 2021.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of June 30, 2021, the Company had no borrowings under any Working Capital Loans.

Administrative Support Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on June 16, 2021, the Company has agreed to pay the Sponsor (A) a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of the Company’s completion of the initial Business Combination or the Company’s liquidation (the “Termination Date”) and (B) on the Termination Date, an amount equal to $480,000 less the actual amount paid under the Administrative Services Agreement. For the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through June 30, 2021, the Company incurred $20,000 in fees for these services.

Note 5 — Commitments

Registration Rights

The holders of Founder Shares, Private Placement Warrants, and securities that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement entered in connection with the Initial Public Offering. These holders are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit sold in the Initial Public Offering, or $6,475,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 — Warrant Liabilities

The Company has accounted for the 11,116,050 warrants issued in connection with the Initial Public Offering (comprised of 6,166,050 Public Warrants and 4,950,000 Private Placement Warrants) in accordance with the guidance contained in AC 815. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

Once the warrants become exercisable, the Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of the Class A ordinary shares;
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30 -trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

If the Company calls the Public Warrants for redemption, management has the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. Additionally, in no event will the Company be required to net cash settle any Warrants. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2021, there were 18,500,000 Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At June 30, 2021, there were 4,625,000 Class B ordinary shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021
Assets:
Cash and Marketable securities held in trust account	1	$184,994,774

At June 30, 2021, $125 of the balance held in the Trust Account was held in cash.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 21, 2021 (the initial valuation date) and at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 21, 2021	June 30, 2021
Liabilities:
Warrant Liability – Public Warrants	3	$7,275,939	$7,275,939
Warrant Liability – Private Placement Warrants	3	$5,940,000	$5,890,500
Total Warrant Liabilities		$13,215,939	$13,166,439

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within the warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at the initial valuation date (June 21, 2021) and on a recurring basis, with changes in fair value presented within change in fair value of the warrant liabilities in the statement of operations.

The Warrants are measured at fair value on a recurring basis. The measurement of fair value of the Public Warrants and the Private Placement Warrants as of June 30, 2021 are classified as Level 3 due to the use of unobservable inputs in a Monte Carlo simulation model.

As of June 30, 2021, the Public Warrants and Private Placement Warrants were determined to be $1.18 and $ 1.19, respectively per warrant for aggregate values of approximately $7.3 million and $5.9 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of June 21, 2020 (initial valuation)	$5,940,000	$7,275,939	$13,215,939
Change in valuation inputs or other assumptions	(49,500)	—	(49,500)
Fair value as of June 30, 2021	$5,890,500	$7,275,939	$13,166,439

The key inputs for the Monte Carlo simulation model for the Public Warrants and the Private Placement Warrants were as follows:

	At June 21, 2021
	(Initial
Input	Measurement)	At June 30, 2021
Risk-free interest rate	0.90%	0.87%
Expected term (years)	5.0	5.0
Expected volatility	21.0%	21.0%
Exercise price	$11.50	$11.50
Fair value of the ordinary share price	$10.00	$10.00
Redemption threshold price	$18.00	$18.00
Redemption threshold days	20 days within any 30-day period	20 days within any 30-day period
Redemption price	$0.01	$0.01

Level 3 financial liabilities consist of the Public Warrant and Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the financial statements.

The Company announced that commencing August 9, 2021, holders of the units sold in the Company’s initial public offering of 18,500,000 units, completed on June 21, 2021, may elect to separately trade the Class A ordinary shares and warrants included in the units. Any units not separated will continue to trade on The Nasdaq Capital Market (the “Nasdaq”) under the symbol “TRONU,” and the separated Class A ordinary shares and warrants are expected to trade on the Nasdaq under the symbols “TRON” and “TRONW,” respectively. No fractional warrants will be issued upon separation of the units and only whole warrants will trade.

The Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the financial statements.

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

The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on June 16, 2021. On June 21, 2021, we consummated our Initial Public Offering of 18,500,000 units, at $10.00 per unit, generating gross proceeds of $185,000,000, and incurring offering costs of approximately $698,351, inclusive of $6,475,000 in deferred underwriting commissions. Each unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”) and one-third of one redeemable warrant, each whole public warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

Upon the closing of the Initial Public Offering and private placement, $185,000,000 ($10.00 per unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the private placement were placed in the trust account, located in the United States at UBS Financial Services, Inc., with Continental Stock Transfer & Trust Company acting as trustee, and are only invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the trust account. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the private placement, although substantially all of the net proceeds are intended to be applied toward consummating an initial Business Combination.

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

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at June 30, 2021, we had $2,157,531 in our operating bank account, and working capital of $2,965,064, and $5,226 of unrealized losses on the proceeds deposited in the trust account. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the founder shares, and loans from our sponsor of $100,000. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds received from the consummation of the Initial Public Offering and the Private Placement that were not placed in the trust account.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates. As of June 30, 2021, $2,157,531 was held outside the trust account and was being used to fund the Company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had a net loss of $(479,947) which consisted of $(5,226) in unrealized losses, dividends and interest, held in the trust account, a change in the fair value of warrant liabilities of $49,500, $(76,218) of operating and formation costs and $(448,003) of transactions costs related to the issuance of the warrants.

For the period from February 10, 2021 (inception) through June 30, 2021, we had a net loss of $(490,315) which consisted of $(5,226) in unrealized losses, dividends and interest, held in the trust account, a change in the fair value of warrant liabilities of $49,500, $(86,586) of operating and formation costs and $(448,003) of transaction costs related to the issuance of warrants.

Related Party Transactions

Founder Shares

On February 18, 2021, the Sponsor paid $25,000, or approximately $0.005 per share, to cover certain offering costs in consideration for 5,031,250 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). In March 2021, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s three independent directors.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. For the three months ended June 30, 2021 and the period from February 10, 2021 (inception) through June 30, 2021, there were no outstanding Working Capital Loans under this arrangement.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of the company’s consummation of a Business Combination and its liquidation, to pay our sponsor a total of $40,000 per month for office space, utilities and secretarial and administrative support. We recognized $40,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on our Statements of Operations for the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through June 30, 2021.

Contractual Obligations

Registration and Shareholder Rights

The holders of founder shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the founder shares, only after conversion of such shares into Class A ordinary shares) pursuant to a registration and shareholder rights agreement entered into during the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration and shareholder rights. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter was entitled to underwriting discounts of $0.20 per unit sold in the Initial Public Offering, or $3,700,000 in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per unit sold in the Initial Public Offering, or $6,475,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriter from the amounts held in the trust account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within the warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at the initial valuation date (June 21, 2021) and on a recurring basis, with changes in fair value presented within change in fair value of the warrant liabilities in the statement of operations. The Warrants are measured at fair value on a recurring basis. The inputs used in the measurement of fair value of the Public Warrants and the Private Placement Warrants as of June 30, 2021 are classified as Level 3 due to the use of unobservable inputs in a Monte Carlo simulation model.

Our significant accounting policies are fully described in Note 2 to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of these financial statements.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity' Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity' Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company has elected to early adopt ASU 2020-06, and complied with ASU 2020-06 since its inception on February 10, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

For the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.  Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed on Form 10-Q filed with the SEC on August 9, 2021 except for the below risk factor. We may disclose changes to such risk factors or disclose additional risk factors from time to time in future filings with the SEC.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits.

Exhibit Number	Description
1.1	Underwriting Agreement between the Company and Cantor Fitzgerald & Co.(1)
3.1	Amended and Restated Memorandum and Articles of Association(1)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company(1)
10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor(1)
10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company(1)
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other shareholders named therein(1)
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors(1)
10.5	Administrative Services Agreement between the Company and the Sponsor(1)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 23, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of August, 2021.

CORNER GROWTH ACQUISITION CORP.2

By:	/s/ Jerome Letter
Name:	Jerome Letter
Title:	Chief Financial Officer and Chief Operating Officer