Form 10-Q
period 2021-09-30
CORNER GROWTH ACQUISITION CORP. 2
filed 2021-11-19
CIK 1847513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 19, 2021, 18,500,000 Class A ordinary shares, par value $0.0001, and 4,625,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORNER GROWTH ACQUISITION CORP. 2

Quarterly Report on Form 10-Q

		Page
PART I—FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
	Unaudited Condensed Statements of Operations for the Period from February 10, 2021 (inception) through September 30, 2021 and the Three Months Ended September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Period from February 10, 2021 (inception) through September 30, 2021 and the Three Months and Six Months ended September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Period from February 10, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Disclosure Controls and Procedures	24

PART II – OTHER INFORMATION		26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

SIGNATURES		28

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED BALANCE SHEET

September 30,
2021

ASSETS
Current assets
Cash	$1,734,248
Prepaid expenses	985,791
Total current assets	2,720,039
Cash and marketable securities held in trust account	185,015,531
Total Assets	$187,735,570
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,673
Offering costs payable	117,350
Accrued expenses	225,000
Total current liabilities	346,023
Warrant liabilities	11,449,531
Deferred underwriting fee payable	6,475,000
Total Liabilities	18,270,554
COMMITMENTS
Class A ordinary shares subject to possible redemption, 18,500,000 shares at redemption value of $10.00	185,000,000
Shareholders’ Equity
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 0 issued and outstanding (excluding 18,500,000 shares subject to possible redemption)	—
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 4,625,000 shares issued and outstanding	463
Additional paid-in capital	—
Accumulated deficit	(15,535,447)
Total Shareholders’ Deficit	(15,534,984)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS' DEFICIT	$187,735,570

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) TO SEPTEMBER 30, 2021

AND THE THREE MONTHS ENDED SEPTEMBER 30, 2021

	Three Months	February 10,
	Ended	2021 (inception)
	September 30,	to September 30,
	2021	2021
Operating and formation costs	$(591,048)	$(677,633)
Loss from operations	(591,048)	(677,633)
Other Income (loss):
Unrealized gain (loss) on marketable securities held in trust account	20,757	15,531
Transaction costs allocated to warrant liabilities	—	(448,003)
Change in fair value of warrant liabilities	1,716,908	1,766,408
Net income	$1,146,617	$656,303
Basic and diluted weighted average shares outstanding of Class A ordinary shares	18,500,000	8,019,313
Basic and diluted net income per ordinary share, Class A	$0.05	$0.05
Basic and diluted weighted average shares outstanding of Class B ordinary shares	4,625,000	4,625,000
Basic and diluted net income per ordinary share, Class B	$0.05	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) TO SEPTEMBER 30, 2021

THE THREE MONTHS AND THE SIX MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance—February 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary shares to initial shareholders	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(10,368)	(10,368)
Balance, March 31, 2021	—	—	5,031,250	503	24,497	(10,368)	14,632
Forfeiture of Class B Ordinary shares by initial shareholders	—	—	(406,250)	(40)	40	—	—
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	(1,509,537)	(16,191,750)	(17,701,287)
Excess cash received over fair value of Private Placement Warrants	—	—	—	—	1,485,000	—	1,485,000
Net income	—	—	—	—	—	(479,946)	(479,946)
Balance, June 30, 2021	—	—	4,625,000	463	—	(16,682,064)	(16,681,602)
Net income	—	—	—	—	—	1,146,617	1,146,617
Balance, September 30, 2021	—	$—	4,625,000	$463	$—	$(15,535,447)	$(15,534,984)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities
Net income	$656,303
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(15,531)
Transaction costs allocated to warrant liabilities	448,003
Change in fair value of warrant liabilities	(1,766,408)
Changes in operating assets and liabilities:
Accounts payable	3,673
Accrued expenses	225,000
Prepaid expenses	(985,791)
Net cash used in operating activities	(1,434,751)
Cash Flows from Investing Activities
Investment of cash in Trust Account	(185,000,000)
Net cash used in investing activities	(185,000,000)
Cash Flows from Financing Activities
Proceeds from promissory note-related party	100,000
Payment of promissory note-related party	(100,000)
Proceeds from issuance of Class B ordinary shares to initial shareholders	25,000
Proceeds from sale of Units, net of underwriting discounts paid	181,300,000
Proceeds from sale of Private Placement Warrants	7,425,000
Payment of offering costs	(581,001)
Net cash provided by financing activities	188,168,999
Net change in cash	1,734,248
Cash at beginning of the period	—
Cash at end of the period	$1,734,248
Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$185,000,000
Deferred underwriting fee	$6,475,000
Initial classification of warrant liabilities	$13,215,939
Offering costs payable	$117,350

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, its initial public offering described below (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for initial Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (expenses). The Company has selected December 31 as its fiscal year end.

The registration statements for the Company’s Initial Public Offering was declared effective on June 16, 2021. On June 21, 2021, the Company consummated the Initial Public Offering of 18,500,000 units (the “Units” and, with respect to the shares of Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of the overallotment option to purchase an additional 1,000,000 Units, at $10.00 per Unit, generating gross proceeds of $185,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,950,000 warrants (the “Private Placement Warrants”) (including 133,333 Private Placement Warrants purchased in connection with the partial exercise of the underwriter’s over-allotment option) at a price of $1.50 per Private Placement Warrant in a private placement (the “Private Placement”) to CGA Sponsor 2, LLC (the “Sponsor”), generating gross proceeds of $7,425,000, which is described in Note 5.

Transaction costs amounted to $10,873,351, consisting of $3,700,000 of underwriting discount, $6,475,000 of deferred underwriting discount, and $698,351 of other offering costs.

Following the closing of the Initial Public Offering on June 21, 2021, an amount of $185,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide holders (the “Public Shareholders”) of its Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) clear all trades with the Company’s legal counsel prior to execution. In addition, in connection with the completion of a Business Combination, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may acquire.

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

The Sponsor, officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination during the Combination Period and, in such event, such amount will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of September 30, 2021, the Company had $1,734,248 in its operating bank accounts, $185,015,531 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $2,374,016.

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

Note 2 — Restatement of Previously Issued Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. ASC 480 paragraph 10-S99 provides that redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold,its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these condensed consolidated financial statements, the Company restated this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts are material to previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such the Company is restating those periods in this Quarterly Report.

Impact of the Restatement

The impact to the balance sheet as of March 31, 2021, the balance sheet as of June 21, 2021 and the balance sheet as of June 30, 2021 is presented below:

As of June 21, 2021	As Reported	Adjustment	As Restated

Class A ordinary shares subject to possible redemption	163,312,290	21,687,710	185,000,000
Class A ordinary shares, $0.001 par value	217	(217)	—
Class B ordinary shares, $0.001 par value	463	—	463
Additional Paid in Capital	5,479,447	(5,479,447)	—
Accumulated Deficit	(480,120)	(16,208,046)	(16,688,166)
Total Shareholders’ Equity	5,000,007	(21,687,710)	(16,687,703)
Number of Class A ordinary shares subject to redemption	16,331,230	2,168,770	18,500,000

As of June 30, 2021	As Reported	Adjustment	As Restated

Class A ordinary shares subject to possible redemption	163,318,390	21,681,610	185,000,000
Class A ordinary shares, $0.001 par value	217	(217)	—
Class B ordinary shares, $0.001 par value	463	—	463
Additional Paid in Capital	5,489,643	(5,489,643)	—
Accumulated Deficit	(490,315)	(16,191,750)	(16,682,065)
Total Shareholders' Equity	5,000,008	(21,681,610)	(16,681,602)
Number of Class A ordinary shares subject to redemption	16,331,840	2,168,160	18,500,000

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below:

	EPS for Class A common stock (redeemable)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021	As Reported	Adjustment	As Restated
Net income	$(479,947)	$—	$(479,947)
Weighted average shares outstanding	16,331,229	$(14,298,262)	2,032,967
Basic and diluted earnings per share	$—	$(0.07)	$(0.07)
Form 10-Q (June 30, 2021) - February 10, 2021 (inception) to June 30, 2021
Net income	$(490,315)	$—	$(490,315)
Weighted average shares outstanding	16,331,229	$(15,019,172)	1,312,057
Basic and diluted earnings per share	$—	$(0.08)	$(0.08)

	EPS for Class B common stock (non-redeemable)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021	As Reported	Adjustment	As Restated
Net income	$(479,947)	$—	$(479,947)
Weighted average shares outstanding	4,632,557	$(7,557)	4,625,000
Basic and diluted earnings per share	$(0.10)	$0.03	$(0.07)
Form 10-Q (June 30, 2021) - February 10, 2021 (inception) to June 30, 2021
Net income	$(490,315)	$—	$(490,315)
Weighted average shares outstanding	4,511,162	$113,838	4,625,000
Basic and diluted earnings per share	$(0.11)	$0.03	$(0.08)

Note 3 — Summary of Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 21, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 6, 2021. The interim results for the three months ended September 30, 2021 and the period from February 10, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills in U.S. based trust accounts at UBS Financial Services Inc., with Continental Stock Transfer & Trust Company acting as trustee.

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

Class A Ordinary Shares Subject to Possible Redemption

At September 30, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$185,000,000
Less:
Fair value of Public Warrants at issuance	(7,275,939)
Offering costs allocated to Class A common stock subject to possible redemption	(10,425,348)
Plus:
Accretion on Class A common stock subject to possible redemption amount	17,701,287
Class A common stock subject to possible redemption	$185,000,000

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income or Loss Per Ordinary Share

Net income or loss per share is computed by dividing net income or loss by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,116,050 Class A ordinary shares in the calculation of diluted income or loss per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The following table reflects the calculation of basic and diluted net loss per share (in dollars, except per share amounts):

	Three Months Ended		February 10, 2021 (inception)
	September 30, 2021		through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$917,294	$229,323	$416,242	$240,061
Denominator:
Basic and diluted weighted average ordinary shares outstanding	18,500,000	4,625,000	8,019,313	4,625,000

Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$0.05	$0.05

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on its financial statements and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The unaudited interim condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 18,500,000 Units at a price of $10.00 per Unit, which includes the partial exercise by the underwriter of the overallotment option to purchase an additional 1,000,000 Units. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each, a “Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

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

Note 5 — Related Party Transactions

Founder Shares

On February 18, 2021, the Sponsor paid $25,000, or approximately $0.005 per share, to cover certain offering costs in consideration for 5,031,250 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). In March 2021, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s three independent directors.

The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to certain adjustments, as described in Note 6. As a result of the underwriter’s election to partially exercise their over-allotment option, 406,250 Founder Shares were forfeited for no consideration on June 24, 2021, resulting in 4,625,000 Class B ordinary shares outstanding.

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

Promissory Note – Related Party

On February 24, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. As of September 30, the Company has no amount outstanding under the Promissory Note.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of September 30, 2021, the Company had no borrowings under any Working Capital Loans.

Administrative Support Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on June 16, 2021, the Company has agreed to pay the Sponsor (A) a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of the Company’s completion of the initial Business Combination or the Company’s liquidation (the “Termination Date”) and (B) on the Termination Date, an amount equal to $480,000 less the actual amount paid under the Administrative Services Agreement. For the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021, the Company incurred $120,000 and $140,000 in fees for these services, respectively.

Note 6 — Commitments

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

Note 7 — Warrant Liabilities

The Company has accounted for the 11,116,666.67 warrants issued in connection with the Initial Public Offering (comprised of 6,166,666.67 Public Warrants and 4,950,000 Private Placement Warrants) in accordance with the guidance contained in AC 815. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

Once the warrants become exercisable, the Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of the Class A ordinary shares;
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

If the Company calls the Public Warrants for redemption, management has the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. Additionally, in no event is the Company to be required to net cash settle any Warrants. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2021, there were 18,500,000 Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At September 30, 2021, there were 4,625,000 Class B ordinary shares issued and outstanding.

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

Note 9 — Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2021
Assets:
Cash and Marketable securities held in trust account	1	$185,015,531

At September 30, 2021, $125 of the balance held in the Trust Account was held in cash.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 21, 2021 (the initial valuation date) and at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

			September 30,
Description	Level	June 21, 2021	2021
Liabilities:
Warrant Liability – Public Warrants	3	$7,275,939	$6,351,031
Warrant Liability – Private Placement Warrants	3	$5,940,000	$5,098,500
Total Warrant Liabilities		$13,215,939	$11,449,531

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within the warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at the initial valuation date (June 21, 2021) and on a recurring basis, with changes in fair value presented within change in fair value of the warrant liabilities in the statement of operations.

The Warrants are measured at fair value on a recurring basis. The measurement of fair value of the Public Warrants and the Private Placement Warrants as of September 30, 2021 are classified as Level 3 due to the use of unobservable inputs in a Monte Carlo simulation model.

As of September 30, 2021, the Public Warrants and Private Placement Warrants were determined to be $1.03 and $1.03, respectively, per warrant for aggregate values of $6,351,031 and $5,098,500, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of June 21, 2021 (initial valuation)	$5,940,000	$7,275,939	$13,215,939
Change in valuation inputs or other assumptions	(841,500)	(924,908)	(1,766,408)
Fair value as of September 30, 2021	$5,098,500	$6,351,031	$11,449,531

The key inputs for the Monte Carlo simulation model for the Public Warrants and the Private Placement warrants were as follows:

	At June 21, 2021
	(Initial	At September 30, 2021
	Measurement)
Input
Risk-free interest rate	0.9%	0.98%
Expected term (years)	5	5
Expected volatility	21%	17%
Exercise price	$11.5	$11.5
Fair value of the ordinary share price	$10	$10
Redemption threshold price	$18	$18
Redemption threshold days	20 days within any 30-day period	20 days within any 30-day period
Redemption price	$0.01	$0.01

Level 3 financial liabilities consist of the Public Warrant and Private Placement Warrant liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Note 10 — Subsequent Events

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “company,” “our,” “us” or “we” refer to Corner Growth Acquisition Corp. 2. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Transaction costs amounted to $10,873,351, consisting of $3,700,000 of underwriting discount, $6,475,000 of deferred underwriting discount, and $698,351 of other offering costs.

Upon the closing of the Initial Public Offering and private placement, $185,000,000 ($10.00 per unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the private placement were placed in the trust account, located in the United States at UBS Financial Services Inc., with Continental Stock Transfer & Trust Company acting as trustee, and are only invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the trust account. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the private placement, although substantially all of the net proceeds are intended to be applied toward consummating an initial Business Combination.

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

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at September 30, 2021, we had $1,734,248 in our operating bank account, and working capital of $2,374,016, and $15,531 of unrealized gains on the proceeds deposited in the trust account. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the founder shares, and loans from our sponsor of $100,000. The loan was repaid in full on August 9, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds received from the consummation of the Initial Public Offering and the Private Placement that were not placed in the trust account.

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

Results of Operations

Our entire activity since inception through September 30, 2021 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates. As of September 30, 2021, $1,734,248 was held outside the trust account and was being used to fund the Company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had a net income of $1,146,617 which consisted of $20,757 in unrealized gains, dividends and interest, held in the trust account, a change in the fair value of warrant liabilities of $1,716,908, offset by $591,048 in general and administrative expenses.

For the period from February 10, 2021 (inception) through September 30, 2021, we had a net income of $656,303 which consisted of $15,531 in unrealized gains, dividends and interest, held in the trust account, a change in the fair value of warrant liabilities of $1,766,408, offset by $677,633 in general and administrative expenses and by $448,003 of transaction costs related to the issuance of warrants.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. For the three months ended September 30, 2021 and the period from February 10, 2021 (inception) through September 30, 2021, there were no outstanding Working Capital Loans under this arrangement.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay our sponsor a total of $40,000 per month for office space, utilities and secretarial and administrative support. We recognized $120,000 and $140,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on our Statements of Operations for the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021.

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

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within the warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at the initial valuation date (June 21, 2021) and on a recurring basis, with changes in fair value presented within change in fair value of the warrant liabilities in the statement of operations. The Warrants are measured at fair value on a recurring basis. The inputs used in the measurement of fair value of the Public Warrants and the Private Placement Warrants as of September 30, 2021 are classified as Level 3 due to the use of unobservable inputs in a Monte Carlo simulation model.

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

Off-Balance Sheet Arrangements

For the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021 due to the material weakness in our internal control over financial reporting to the classification of the Company’s Class A common stock subject to possible redemption as permanent equity instead of as temporary equity. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the shares of Class A common stock and issued by the Company was not effectively designed or maintained.

Changes in Internal Control over Financial Reporting

Except as set forth below, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. As such, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.

ASC 480 paragraph 10-S99 provides that redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. As such, the audit committee of our board of directors, on November 19, 2021, concluded, in consultation with third party professionals that the Company’s audited balance sheet as of June 21, 2021 filed with the SEC on June 25, 2021, and the Company’s quarterly unaudited financial statements and related footnotes as of and for the quarterly period ended June 30, 2021, should be restated to report all public shares as temporary equity and should no longer be relied upon. We have restated our financial statements for the affected periods in this Quarterly Report, as described in Note 2 of the notes to the financial statements included herein. Notwithstanding the identified material weaknesses, management believes that the financial statements and related financial information included in this Quarterly Report fairly present, in all material respects, our balance sheets, statements of operations and cash flows as of and for the periods presented.

Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. To address the material weakness, we enhanced our processes to a to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The forgoing actions, which we believe will remediate the material weakness in internal control over financial reporting, were put into place as of the date of this filing. As we continue to evaluate and improve our financial reporting process, we may take additional actions to modify certain of the remediation measures described above. The elements of our remediation plan can only be accomplished over time, and we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.  Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our quarterly report on Form 10-Q filed with the SEC on August 16, 2021. We may disclose changes to such risk factors or disclose additional risk factors from time to time in future filings with the SEC.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of November, 2021.

CORNER GROWTH ACQUISITION CORP.2

By:	/s/ Jerome “Jerry” Letter
Name:	Jerome “Jerry” Letter
Title:	Chief Financial Officer and Chief Operating Officer