Form 10-Q
period 2022-03-31
CORNER GROWTH ACQUISITION CORP. 2
filed 2022-05-16
CIK 1847513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022 18,500,000 Class A ordinary shares, par value $0.0001, and 4,625,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORNER GROWTH ACQUISITION CORP. 2

Quarterly Report on Form 10-Q

		Page
PART I—FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the period from February 1, 2021 (Inception) to March 31, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months ended March 31, 2022 and for the period from February 1, 2021 (Inception) to March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Three Months ended March 31, 2022 and for the period from February 1, 2021 (Inception) to March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Disclosure Controls and Procedures	23

PART II – OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

SIGNATURES		27

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

CORNER GROWTH ACQUISITION CORP. 2

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$1,001,044	$1,268,509
Prepaid expenses	571,155	577,866
Total current assets	1,572,199	1,846,375
Noncurrent assets
Prepaid expenses	119,297	258,633
Cash and marketable securities held in trust account	185,035,744	185,020,263
Total Assets	$186,727,240	$187,125,271
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,673	$3,673
Offering costs payable	107,800	107,800
Accrued expenses	470,736	331,110
Total current liabilities	$582,209	442,583
Warrant liabilities	2,000,889	9,831,624
Deferred underwriting fee payable	6,475,000	6,475,000
Total Liabilities	$9,058,098	16,749,207
COMMITMENTS
Class A ordinary shares subject to possible redemption, 18,500,000 shares at redemption value of $10.00	$185,000,000	185,000,000
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 0 issued and outstanding (excluding 18,500,000 shares subject to possible redemption)	—	—
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 4,625,000 shares issued and outstanding	463	463
Additional paid-in capital	—	—
Accumulated deficit	(7,331,321)	(14,624,399)
Total Shareholders’ Deficit	$(7,330,858)	(14,623,936)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT	$186,727,240	$187,125,271

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three	February 10,
	months ended	2021 (inception)
	March 31,	to March 31,
	2022	2021
Operating and formation costs	$(553,138)	$(10,368)
Loss from operations	(553,138)	(10,368)
Other Income:
Unrealized gain on marketable securities held in trust account	15,481	—
Change in fair value of warrant liabilities	7,830,735	—
Net income (loss)	$7,293,078	$(10,368)
Basic and diluted weighted average shares outstanding of Class A ordinary shares	18,500,000	—
Basic and diluted net income (loss) per ordinary share, Class A	$0.32	$0.00
Basic and diluted weighted average shares outstanding of Class B ordinary shares	4,625,000	4,375,000
Basic and diluted net income (loss) per ordinary share, Class B	$0.32	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 1, 2021 (INCEPTION) TO MARCH 31, 2021

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance—January 1, 2022	—	$—	4,625,000	$463	$—	$(14,624,399)	$(14,623,936)
Net income	—	—	—	—	—	7,293,078	7,293,078
Balance, March 31, 2022	—	$—	4,625,000	$463	$—	$(7,331,321)	$(7,330,858)

Balance—February 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary shares sponsor (1)	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(10,368)	(10,368)
Balance, March 31, 2021	—	$—	5,031,250	$503	$24,497	$(10,368)	$14,632

(1) This number includes up to 656,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three	February 10,
	months ended	2021 (inception)
	March 31,	to March 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$7,293,078	$(10,368)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(15,481)	—
Change in fair value of warrant liabilities	(7,830,735)	—
Changes in operating assets and liabilities:
Prepaid expenses	146,047	—
Accounts payable and accrued expenses	139,626	—
Net cash used in operating activities	(267,465)	(10,368)
Cash Flows from Financing Activities
Proceeds from promissory note-related party	—	100,000
Proceeds from issuance of Class B ordinary shares to initial shareholders	—	25,000
Payment of offering costs	—	(47,901)
Net cash provided by financing activities	—	77,099
Net change in cash	(267,465)	66,731
Cash at beginning of the period	1,268,509	—
Cash at end of the period	$1,001,044	$66,731
Non-cash financing activities:
Offering costs payable	$107,800	$15,450

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, its initial public offering described below (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for initial Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (expenses). The Company has selected December 31 as its fiscal year end.

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

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law. The Company filed a preliminary proxy statement which began the process for the shareholders to consider and vote on a proposal to approve the extension of the date by which the Company must consummate a Business Combination for a total of up to nine months to March 21, 2023. However, there is no assurance that the shareholders will ultimately approve an extension.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had $1,001,044 in its operating bank accounts, $185,035,744 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $989,990.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

Based on its current cash and working capital balances, management believes that the Company may not have sufficient working capital to meet its needs through the consummation of a Business Combination. Over this time period, the Company will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 21, 2022, our scheduled liquidation date if we do not complete the Business Combination prior to such date. The Company filed a preliminary proxy statement which began the process for the shareholders to consider and vote on a proposal to approve the extension of the date by which the Company must consummate a Business Combination for a total of up to nine months to March 21, 2023. However, there is no assurance that the shareholders will ultimately approve an extension.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in a money market fund in U.S. based trust accounts at UBS Financial Services Inc., with Continental Stock Transfer & Trust Company acting as trustee.

The Company accounts for its securities held in the trust account in accordance with the guidance in ASC Topic 320, “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains or losses recognized through other income.

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

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information oncan ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets forcsimilar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

Warrant Liabilities

The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Class A Ordinary Shares Subject to Possible Redemption

At March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$185,000,000
Less:
Fair value of Public Warrants at issuance	(7,275,939)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(10,425,348)
Plus:
Remeasurement on Class A ordinary shares subject to possible redemption amount	17,701,287
Class A ordinary shares subject to possible redemption	$185,000,000

All of the Class A activity occurred during the three months ended June 30, 2021. There were no changes during the three months ended March 31, 2022. The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit during the three months ended June 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income or Loss Per Ordinary Share

The Company has two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes. Net income or loss per share is computed by dividing net income or loss by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,116,667 of the Company’s Class A ordinary shares in the calculation of diluted income or loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method.

The condensed statements of operations include a presentation of income or loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income or loss per share. Net income or loss per share, basic and diluted, for stock subject to possible redemption is calculated by dividing the proportionate share of income or loss by the weighted average number of stock subject to possible redemption outstanding since original issuance. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. Remeasurement associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value. For basic earnings per share, shares subject to forfeiture are not included in the weighted average shares outstanding until the restriction lapses.

The following table reflects the calculation of basic and diluted net loss per share (in dollars, except per share amounts):

	For the three months ended		February 10, 2021 (inception)
	March 31, 2022		through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income (loss)	$5,834,462	$1,458,616	$—	$(10,368)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	18,500,000	4,625,000	—	4,375,000

Basic and diluted net income (loss) per ordinary share	$0.32	$0.32	$—	$(0.00)

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements.

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

The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to certain adjustments, as described in Note 7. As a result of the underwriter’s election to partially exercise their over-allotment option, 406,250 Founder Shares were forfeited for no consideration on June 24, 2021, resulting in 4,625,000 Class B ordinary shares outstanding. The per share price of the Founder Shares was determined by dividing the amount contributed to the Company by the number of Founder Shares issued. The Founder Shares will be worthless if we do not complete an initial business combination.

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial shareholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares. Prior to the closing of the IPO, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of March 31, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized.

Promissory Note – Related Party

On February 24, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. As of March 31, 2022 and December 31, 2021 the Company had no amount outstanding under the Note. As of March 31, 2021, the Company had $100,000 outstanding under the Promissory Note, which was repaid in full on August 9, 2021.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under any Working Capital Loans.

Administrative Support Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on June 16, 2021, the Company has agreed to pay the Sponsor (A) a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of the Company’s completion of the initial Business Combination or the Company’s liquidation (the “Termination Date”) and (B) on the Termination Date, an amount equal to $480,000 less the actual amount paid under the Administrative Services Agreement. For the three months ended March 31, 2022, the Company incurred $120,000 in fees for these services, which is included in operating and formation costs on the condensed statements of operations. As of March 31, 2022 and December 31, 2021, there were $60,000 in fees outstanding for these services, which is included in accrued expenses on the condensed balance sheets.

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

Note 6 — Warrant Liabilities

The Company has accounted for the 11,116,666.67 warrants issued in connection with the Initial Public Offering (comprised of 6,166,666.67 Public Warrants and 4,950,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815.

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

Once the warrants become exercisable, the Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants if they are held by the Sponsor or its permitted transferees):

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

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 18,500,000 Class A ordinary shares issued or outstanding all of which are classified as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At March 31, 2022 and December 31, 2021, there were 4,625,000 Class B ordinary shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2022	December 31, 2021
Assets:
Cash and Marketable securities held in trust account	1	$185,035,744	$185,020,263

At March 31, 2022 and December 31, 2021, $125 of the balance held in the Trust Account was held in cash.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		March 31,		December 31,
Description	Level	2022	Level	2021
Liabilities:
Warrant Liability – Public Warrants	1	$1,109,889	1	$5,426,124
Warrant Liability – Private Placement Warrants	3	$891,000	3	$4,405,500
Total Liabilities		$2,000,889		$9,831,624

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within the warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of the warrant liabilities in the condensed statements of operations.

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

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 are classified as Level 1 due to quoted prices in an active market since August 9, 2021. The Private Placement Warrants as of March 31, 2022 and December 31, 2021 are classified as Level 3 due to the use of unobservable inputs.

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

The key inputs into the Monte Carlo simulation model for the Public Warrants and the Private Placement warrants were as follows at initial measurement and for the Private Placement Warrants at subsequent measurement:

	At June 21, 2021	At December 31, 2021	At March 31, 2022
	(Initial	(Subsequent	(Subsequent
Input	Measurement)	Measurement)	Measurement)
Risk-free interest rate	0.90%	1.26%	2.42%
Expected term (years)	5.0	5.0	5.0
Expected volatility	21.0%	14.8%	3.7%
Exercise price	$11.50	$11.50	$11.50
Fair value of the ordinary share price	$10.00	$10.00	$10.00
Redemption threshold price	$18.00	$18.00	$18.00
Redemption threshold days	20 days within any 30-day period	20 days within any 30-day period	20 days within any 30-day period
Redemption price	$0.01	$0.01	$0.01
Probability of successful acquisition	90.0%	95.0%	80.0%

The change in fair value of the Level 3 warrant liabilities for the period February 10, 2021 (Inception) through December 31, 2021 and for the three months ended March 31, 2022 is summarized as follows:

Warrant Liabilities
Warrant liability at February 10, 2021	$—
Initial warrant liability at June 21 ,2021	13,215,939
Transfer of public warrants to Level 1 during the three months ended September 30, 2021	(7,275,939)
Change in fair value of warrant liability	(1,534,500)
Warrant liability at December 31, 2021	4,405,500
Change in fair value of warrant liability	(3,514,500)
Warrant liability at March 31, 2022	$891,000

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

As of March 31, 2022, the Public Warrants and Private Placement Warrants were determined to be $0.18 per warrant for aggregate values of $1.11 million and $0.89 million, respectively.

Level 3 financial liabilities consist of the Private Placement Warrant liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

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

If we are unable to complete a Business Combination within 12 months from the closing of the Initial Public Offering, or June 21, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay for our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Company filed a preliminary proxy statement which began the process for the shareholders to consider and vote on a proposal to approve the extension of the date by which the Company must consummate a Business Combination for a total of up to nine months to March 21, 2023. However, there is no assurance that the shareholders will ultimately approve an extension.

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying financial statements, at March 31, 2022, we had $1,001,044 in our operating bank account, and working capital of $989,990, and $15,481 of unrealized gains on the proceeds deposited in the trust account. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.

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

Based on the foregoing, management believes that we may not have sufficient working capital to meet its needs through the consummation of a Business Combination. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after June 21, 2022, our scheduled liquidation date if we do not complete the Business Combination prior to such date. The Company filed a preliminary proxy statement which began the process for the shareholders to consider and vote on a proposal to approve the extension of the date by which the Company must consummate a Business Combination for a total of up to nine months to March 21, 2023. However, there is no assurance that the shareholders will ultimately approve an extension.

Results of Operations

Our entire activity since inception through March 31, 2022 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates. As of March 31, 2022, $1,001,044 was held outside the trust account and was being used to fund the company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had a net income of $7,293,078 which consisted of $15,481 in unrealized gains on marketable securities held in the trust account, a change in the fair value of warrant liabilities of $7,830,735, partially offset by $553,138 in operating and formation costs.

For the period February 10, 2021 (inception) to March 31, 2021, we had a net loss of $10,368 which consisted of operating and formation costs.

Related Party Transactions

Founder Shares

On February 18, 2021, the Sponsor paid $25,000, or approximately $0.005 per share, to cover certain offering costs in consideration for 5,031,250 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). In March 2021, the Sponsor transferred 50,000 Class B ordinary shares to each of the company’s three independent directors.

The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to certain adjustments, as described in Note 7. As a result of the underwriter’s election to partially exercise their over-allotment option, 406,250 Founder Shares were forfeited for no consideration on June 24, 2021, resulting in 4,625,000 Class B ordinary shares outstanding. The per share price of the Founder Shares was determined by dividing the amount contributed to the Company by the number of Founder Shares issued. The Founder Shares will be worthless if we do not complete an initial business combination.

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial shareholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares. Prior to the closing of the IPO, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of March 31, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of March 31, 2022, there were no outstanding Working Capital Loans under this arrangement.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of the company’s consummation of a Business Combination and its liquidation, to pay our sponsor a total of $40,000 per month for office space, utilities and secretarial and administrative support. We recognized $120,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on our Condensed Statements of Operations for the three months ended March 31, 2022, which is included in operating and formation costs on the condensed statements of operations. As of March 31, 2022 and December 31, 2021, there were $60,000 in fees outstanding for these services, which is included in accrued expenses on the condensed balance sheets.

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report, and are fully described in Note 2 in our Annual Report on Form 10-K. We believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of these financial statements. There have been no changes to our significant accounting policies from our Form 10-K.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the company’s management has concluded that the controls around the interpretation and accounting for certain complex financial instruments were not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of June 21, 2021, and the Company’s quarterly unaudited financial statements and related footnotes as of and for the quarterly period ended June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) that occurred during the fiscal quarter of 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May, 2022.

CORNER GROWTH ACQUISITION CORP.2

By:	/s/ Jerome “Jerry” Letter
Name:	Jerome “Jerry” Letter
Title:	Chief Financial Officer and Chief Operating Officer