Form 10-Q
period 2022-06-30
CORNER GROWTH ACQUISITION CORP. 2
filed 2022-08-12
CIK 1847513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022 7,406,265 Class A ordinary shares, par value $0.0001, and 4,625,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORNER GROWTH ACQUISITION CORP. 2

Quarterly Report on Form 10-Q

		Page
PART I—FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three and Six Months ended June 30, 2022, the Three Months ended June 30, 2021 and the period from February 10, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Six Months ended June 30, 2022, the Three Months ended June 30, 2021 and the period from February 10, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Six Months ended June 30, 2022 and the period from February 10 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Disclosure Controls and Procedures	25

PART II – OTHER INFORMATION		27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

SIGNATURES		30

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

CORNER GROWTH ACQUISITION CORP. 2

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$752,014	$1,268,509
Prepaid expenses	543,811	577,866
Total current assets	1,295,825	1,846,375
Noncurrent assets
Prepaid expenses	—	258,633
Cash and marketable securities held in Trust Account	74,440,624	185,020,263
Total Assets	$75,736,449	$187,125,271
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,673	$3,673
Offering costs payable	107,800	107,800
Accrued expenses	1,226,196	331,110
Total current liabilities	1,337,669	442,583
Warrant liabilities	1,383,426	9,831,624
Deferred underwriting fee payable	6,475,000	6,475,000
Total Liabilities	9,196,095	16,749,207
Commitments
Class A ordinary shares subject to possible redemption, 7,406,265 shares at redemption value as of June 30, 2022 and 18,500,000 shares at redemption value as of December 31, 2021	74,440,624	185,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 300,000,000 shares authorized; 0 issued and outstanding (excluding 7,406,265 and 18,500,000 shares subject to possible redemption as of June 30, 2022 and December 31, 2021, respectively)	—	—
Class B ordinary shares, $0.0001 par value, 30,000,000 shares authorized; 4,625,000 shares issued and outstanding	463	463
Additional paid-in capital	—	—
Accumulated deficit	(7,900,733)	(14,624,399)
Total Shareholders’ Deficit	(7,900,270)	(14,623,936)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$75,736,449	$187,125,271

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022, THE THREE MONTHS ENDED JUNE 30, 2021 AND THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	For the Three	For the Six	For the Three	February 10,
	Months Ended	Months Ended	Months Ended	2021 (Inception) through
	June 30,	June 30,	June 30,	to June 30,
	2022	2022	2021	2021
Operating and formation costs	$(1,151,131)	$(1,704,269)	$(76,218)	$(86,586)
Loss from operations	(1,151,131)	(1,704,269)	(76,218)	(86,586)
Other income (loss):
Earnings and realized gain (loss) on marketable securities held in Trust Account	223,010	238,491	(5,226)	(5,226)
Transaction costs allocated to warrant liabilities	—	—	(448,003)	(448,003)
Change in fair value of warrant liabilities	617,463	8,448,198	49,500	49,500
Net income (loss)	$(310,658)	$6,982,420	$(479,947)	$(490,315)
Basic and diluted weighted average shares outstanding of Class A ordinary shares	16,671,362	17,580,630	2,032,967	1,312,057
Basic and diluted net income (loss) per ordinary share, Class A	$(0.01)	$0.31	$(0.07)	$(0.08)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	4,625,000	4,625,000	4,625,000	4,625,000
Basic and diluted net income (loss) per ordinary share, Class B	$(0.01)	$0.31	$(0.07)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022, THE THREE MONTHS ENDED JUNE 30, 2021 AND THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance—January 1, 2022	—	$—	4,625,000	$463	$—	$(14,624,399)	$(14,623,936)
Net income	—	—	—	—	—	7,293,078	7,293,078
Balance, March 31, 2022	—	—	4,625,000	463	—	(7,331,321)	(7,330,858)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(258,754)	(258,754)
Net loss	—	—	—	—	—	(310,658)	(310,658)
Balance, June 30, 2022	—	$—	4,625,000	$463	$—	$(7,900,733)	$(7,900,270)

Balance—February 10, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(10,368)	(10,368)
Balance, March 31, 2021	—	—	5,031,250	503	24,497	(10,368)	14,632
Forfeiture of Class B ordinary shares by initial shareholders	—	—	(406,250)	(40)	40	—	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(1,509,537)	(16,191,750)	(17,701,287)
Excess cash received over fair value of Private Placement Warrants	—	—	—	—	1,485,000	—	1,485,000
Net income	—	—	—	—	—	(479,947)	(479,947)
Balance, June 30, 2021	—	$—	4,625,000	$463	$—	$(16,682,064)	$(16,681,601)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	For the Six	February 10,
	Months Ended	2021 (Inception)
	June 30,	to June 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$6,982,420	$(490,315)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized (gain) loss on marketable securities held in Trust Account	(238,491)	5,226
Transaction costs allocated to warrant liabilities	—	448,003
Change in fair value of warrant liabilities	(8,448,198)	(49,500)
Changes in operating assets and liabilities:
Prepaid expenses	292,688	(1,135,082)
Accounts payable and accrued expenses	895,086	70,750
Net cash used in operating activities	(516,495)	(1,150,918)
Cash Flows from Investing Activities
Investment of cash in Trust Account	(244,407)	(185,000,000)
Proceeds received from Trust Account	111,062,537	—
Net cash provided by (used in) investing activities	110,818,130	(185,000,000)
Cash Flows from Financing Activities
Proceeds from promissory note-related party	—	100,000
Proceeds from issuance of Class B ordinary shares to initial shareholders	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	181,300,000
Proceeds from sale of Private Placement Warrants	—	7,425,000
Proceeds received from Sponsor contribution	244,407	—
Payments to Class A ordinary shareholders for redemption of shares	(111,062,537)	—
Payment of offering costs	—	(541,551)
Net cash provided by (used in) financing activities	(110,818,130)	188,308,449
Net change in cash	(516,495)	2,157,531
Cash at beginning of the period	1,268,509	—
Cash at end of the period	$752,014	$2,157,531
Non-cash financing activities:
Deferred underwriting fee	$—	$6,475,000
Initial classification of warrant liabilities	$—	$13,215,939
Offering costs payable	$—	$156,800
Remeasurement of Class A ordinary shares subject to possible redemption	$258,754	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, its initial public offering described below (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for initial Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of earnings and realized gain (loss) on marketable securities held in the Trust Account from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (expenses). The Company has selected December 31 as its fiscal year end.

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

The Company will provide holders (the “Public Shareholders”) of its Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer or in accordance with the terms set forth in the Extraordinary General Meeting (as defined below). The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, as amended (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) clear all trades with the Company’s legal counsel prior to execution. In addition, in connection with the completion of a Business Combination, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may acquire.

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

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination by the Extended Date (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

On June 15, 2022, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”) which amended the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate its initial Business Combination from June 21, 2022 (the “Original Termination Date”) to March 21, 2023 (the “Extended Date”). As part of the Extraordinary General Meeting, shareholders elected to redeem 11,093,735 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $111,062,537, or approximately $10.01 per share which includes $125,817 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions, 7,406,265 Class A ordinary shares remained issued and outstanding. In order to support the extension to consummate an initial Business Combination to the Extended Date, the Sponsor agreed to deposit $244,407 into the Trust Account, which is an aggregate of $0.033 per Class A ordinary share for each month of the extension period up to and until October 21, 2022, pro-rated for partial months during the extension period, resulting in a potential maximum contribution of $977,627, or $0.132 per share of Class A ordinary shares that was not redeemed in connection with the Extraordinary General Meeting. The first contribution in the amount of $0.033 per Class A ordinary shares was funded on June 21, 2022 and additional contributions in the amount of $0.033 per Class A ordinary shares will be funded on or prior to the 21st of each month thereafter through October 21, 2022, provided that no such contributions will be made following the completion of any business combination. In the event the Sponsor does not fund the monthly contributions, all then outstanding holders of the Class A ordinary shares not redeemed will be given an opportunity to redeem their shares at that time, and any shareholder that redeems their shares in such an event will receive a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares. If the Company does not consummate its initial Business Combination as of October 21, 2022, the holders of Class A ordinary shares then outstanding will be provided with the opportunity to redeem their Class A ordinary shares on or about October 21, 2022.

If the Company is unable to complete a Business Combination by the Extended Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem any then remaining Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law.

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by the Extended Date. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination by the Extended Date. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination by the Extended Date and, in such event, such amount will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of June 30, 2022, the Company had $752,014 in its operating bank accounts, $74,440,624 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and negative working capital of $41,844.

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

In order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern”, management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 21, 2023, our scheduled liquidation date if we do not elect to extend the Extension Period or complete the Business Combination prior to such date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in a money market fund in U.S. based trust accounts at UBS Financial Services Inc., with Continental Stock Transfer & Trust Company acting as trustee.

The Company accounts for its securities held in the trust account in accordance with the guidance in ASC Topic 320, “Debt and Equity Securities.” These securities are classified as trading securities with earnings and realized gain (loss) recognized through other income.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. There were no changes to the classification during the six months ended June 30, 2022.

Class A Ordinary Shares Subject to Possible Redemption

At December 31, 2021 and June 30, 2022, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following tables, respectively:

Gross proceeds - Initial Public Offering	$185,000,000
Less:
Fair value of Public Warrants at issuance	(7,275,939)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(10,425,348)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	17,701,287
Class A ordinary shares subject to possible redemption - December 31, 2021	$185,000,000
Less:
Redemption of Class A Ordinary shares	(111,062,537)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	258,754
Sponsor contribution	244,407
Class A ordinary shares subject to possible redemption - June 30, 2022	$74,440,624

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit during the three months ended June 30, 2021.

As part of the Extraordinary General Meeting on June 15, 2022, shareholders elected to redeem 11,093,735 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $111,062,537, or approximately $10.01 per share. The Company recognized a remeasurement of $258,754 for cumulative trust earnings to June 30, 2022, of which $125,187 was paid out to redeeming Class A ordinary shares as their proportionate share of trust earnings through the redemption date and is the difference between the redemption amount per share and the original $10.00 per share times the number of shares redeemed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income or Loss Per Ordinary Share

The Company has two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes. Net income or loss per share is computed by dividing net income or loss by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,116,667 of the Company’s Class A ordinary shares in the calculation of diluted income or loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method.

The condensed statements of operations include a presentation of income or loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income or loss per share. Net income or loss per share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance. As a result, diluted earnings or loss per ordinary share is the same as basic earnings or loss per ordinary share for the periods presented. Remeasurement associated with the Class A ordinary shares subject to possible redemption is excluded from earnings or loss per share as the redemption value approximates fair value. For basic earnings or loss per share, shares subject to forfeiture are not included in the weighted average shares outstanding until the restriction lapses.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except share amounts):

	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		February 10, 2021 (Inception) to
	June 30, 2022		June 30, 2022		June 30, 2021		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(243,191)	$(67,467)	$5,528,118	$1,454,302	$(146,549)	$(333,398)	$(108,357)	$(381,958)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	16,671,362	4,625,000	17,580,630	4,625,000	2,032,967	4,625,000	1,312,057	4,625,000

Basic and diluted net income (loss) per ordinary share	$(0.01)	$(0.01)	$0.31	$0.31	$(0.07)	$(0.07)	$(0.08)	$(0.08)

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The full extent of short and long-term implications of Russia’s invasion of Ukraine and the related sanctions are difficult to predict as of the date of these unaudited interim condensed financial statements, but may have an adverse effect on the global economic markets generally and could exacerbate the existing challenges faced by the Company. Since the commencement of the military invasion of Ukraine, there has been an increase in the price of various commodities and shortages of certain materials and components, which may have further negative effects on the world economy, potential Business Combination targets and our Company.

Reclassification

Certain prior period amounts have been reclassified to conform to current presentation.

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial shareholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of June 30, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized.

Promissory Note – Related Party

On February 24, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. As of June 30, 2022 and December 31, 2021 the Company had no amount outstanding under the Note. As of June 30, 2021, the Company had $100,000 outstanding under the Promissory Note, which was repaid in full on August 9, 2021.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,950,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant for an aggregate purchase price of $7,425,000. Each warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. If the Company does not complete a Business Combination by the Extended Date, the Private Placement Warrants will expire worthless. Excess cash received over fair value of the Private Placement Warrants is reflected the Statement of Stockholders’ Equity (Deficit) for the three months ended June 30, 2021.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of the filing date of this report, June 30, 2022 and December 31, 2021, the Company had no borrowings under any Working Capital Loans.

Administrative Support Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on June 16, 2021, the Company has agreed to pay the Sponsor a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of the Company’s completion of the initial Business Combination or the Company’s liquidation (the Extended Date). For the three and six months ended June 30, 2022, the Company incurred $120,000 and $240,000 in fees for these services, respectively, which is included in operating and formation costs on the condensed statements of operations. As of June 30, 2022 and December 31, 2021, there were $60,000 in fees outstanding for these services, which is included in accrued expenses on the condensed balance sheets.

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

If the Company calls the Public Warrants for redemption, management has the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. Additionally, in no event is the Company to be required to net cash settle any Warrants. If the Company is unable to complete the initial Business Combination by the Extended Date and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2021, there were 18,500,000 Class A ordinary shares issued or outstanding all of which are classified as temporary equity. On June 15, 2022, in connection with the Extension Proposal, certain shareholders exercised their right to redeem 11,093,735 Class A ordinary shares at a redemption price of approximately $10.01 per share, resulting in redemption payments out of the Trust Account totaling $111,062,537. The redemption payments included the proportionate share of Trust Account earnings in the amount of $125,817 (see page 7). Subsequent to the redemptions, 7,406,265 Class A ordinary shares remained issued and outstanding. At June 30, 2022, there were 7,406,265 Class A ordinary shares issued or outstanding all of which are classified as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At June 30, 2022 and December 31, 2021, there were 4,625,000 Class B ordinary shares issued and outstanding.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis (as adjusted). In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the sum of the total number of Class A ordinary shares and Class B ordinary shares issued upon completion of the Initial Public Offering plus the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$74,440,624	$185,020,263

At June 30, 2022 and December 31, 2021, $995 and $125 of the balance held in the Trust Account was held in cash, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		June 30,		December 31,
Description	Level	2022	Level	2021
Liabilities:
Warrant liability – Public Warrants	1	$739,926	1	$5,426,124
Warrant liability – Private Placement Warrants	3	$643,500	3	$4,405,500
Total liabilities		$1,383,426		$9,831,624

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

Initial Measurement and Subsequent Measurement

The Company established the initial fair value for the Public Warrants on June 21, 2021, the date of the consummation of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-third of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of shares of Class B ordinary shares, first to the warrants based on their fair values as determined at initial measurement, with remaining proceeds allocated to Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2022 and December 31, 2021 are classified as Level 1 due to quoted prices in an active market since August 9, 2021. The Private Placement Warrants as of June 30, 2022 and December 31, 2021 are classified as Level 3 due to the use of unobservable inputs.

The Monte Carlo model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The key inputs into the Monte Carlo simulation model for the Public Warrants and the Private Placement warrants were as follows at initial measurement and for the Private Placement Warrants at subsequent measurement:

	At June 21, 2021	At December 31, 2021	At June 30, 2022
	(Initial	(Subsequent	(Subsequent
Input	Measurement)	Measurement)	Measurement)
Risk-free interest rate	0.90%	1.26%	3.01%
Expected term (years)	5.0	5.0	5.0
Expected volatility	21.0%	14.8%	0.5%
Exercise price	$11.50	$11.50	$11.50
Fair value of the ordinary share price	$10.00	$10.00	$10.13
Redemption threshold price	$18.00	$18.00	$18.00
Redemption threshold days	20 days within any 30-day period	20 days within any 30-day period	20 days within any 30-day period
Redemption price	$0.01	$0.01	$0.01
Probability of successful acquisition	90.0%	95.0%	80.0%

The change in fair value of the Level 3 warrant liabilities for the period February 10, 2021 (Inception) through December 31, 2021 and for the three and six months ended June 30, 2022 is summarized as follows:

Level 3 Warrants
Warrant liability at February 10, 2021	$—
Initial warrant liability at June 21, 2021	13,215,939
Transfer of public warrants to Level 1 during the Three Months Ended September 30, 2021	(7,275,939)
Change in fair value of warrant liability	(1,534,500)
Warrant liability at December 31, 2021	4,405,500
Change in fair value of warrant liability	(3,762,000)
Warrant liability at June 30, 2022	$643,500

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

As of June 30, 2022, the Public Warrants and Private Placement Warrants were determined to be $0.12 and $0.13 per warrant for aggregate values of $0.74 million and $0.64 million, respectively.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. In connection with the Extraordinary General Meeting (see Note 1), the Sponsor deposited an additional $244,407 into the Trust Account (an aggregate of $0.033 per Class A ordinary share) on July 21, 2022. The Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the financial statements.

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

On June 15, 2022, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”) which amended the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate its initial Business Combination from June 21, 2022 (the “Original Termination Date”) to March 21, 2023 (the “Extended Date”). As part of the Extraordinary General Meeting, shareholders elected to redeem 11,093,735 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $111,062,537, or approximately $10.01 per share, which includes $125,817 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions, 7,406,265 Class A ordinary shares remained issued and outstanding. In order to support the extension to consummate an initial Business Combination to the Extended Date, the Sponsor agreed to deposit $244,407 into the Trust Account which is an aggregate of $0.033 per Class A ordinary share for each month of the extension period up to and until October 21, 2022, pro-rated for partial months during the extension period, resulting in a potential maximum contribution of $977,627, or $0.132 per share of Class A ordinary shares that was not redeemed in connection with the Extraordinary General Meeting. The first contribution in the amount of $0.033 per Class A ordinary shares was funded on June 21, 2022 and additional contributions in the amount of $0.033 per Class A ordinary shares will be funded on or prior to the 21st of each month thereafter through October 21, 2022, provided that no such contributions will be made following the completion of any business combination. In the event the Sponsor does not fund the monthly contributions, all then outstanding holders of the Class A ordinary shares not redeemed will be given an opportunity to redeem their shares at that time, and any shareholder that redeems their shares in such an event will receive a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares. If the Company does not consummate its initial Business Combination as of October 21, 2022, the holders of Class A ordinary shares then outstanding will be provided with the opportunity to redeem their Class A ordinary shares on or about October 21, 2022.

If we are unable to complete a Business Combination by the Extended Date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay for our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying financial statements, at June 30, 2022, we had $752,014 in our operating bank account, and negative working capital of $41,844. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.

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

In order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans.

Based on the foregoing, management believes that we may not have sufficient working capital to meet our needs through the consummation of a Business Combination. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after March 21, 2023, our scheduled liquidation date if we do not complete the Business Combination prior to such date.

Material Changes in Financial Condition

As of June 30, 2022 and December 31, 2021, we had cash and marketable securities held in Trust Account of $74,440,624 and $185,020,263, respectively and had Class A ordinary shares subject to possible redemption of $74,440,624 and $185,000,000, respectively. The reduction of value in each of the account balances was primarily driven by redemption payments out of the Trust Account to shareholders as part of the Extraordinary General Meeting disclosed above.

Results of Operations

Our entire activity since inception through June 30, 2022 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates. As of June 30, 2022, $752,014 was held outside the trust account and was being used to fund the Company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination.

For the three and six months ended June 30, 2022, we had a net income (loss) of $(310,658) and $6,982,420 respectively, which consisted of $223,010 and $238,491 in earnings and realized gain (loss) on marketable securities held in the trust account, respectively, a change in the fair value of warrant liabilities of $617,463 and $8,448,198, respectively, partially offset by $1,151,131 and $1,704,269 in operating and formation costs respectively.

For the three months ended June 30, 2021 and for the period February 10, 2021 (inception) to June 30, 2021, we had a net loss of $479,947 and $490,315, respectively, which consisted of $5,226 and $5,226 in earnings and realized gain (loss) on marketable securities held in the trust account, respectively, $76,218 and $86,586 in operating and formation costs respectively. $448,003 and $448,003 of transaction costs allocated to warrant liabilities, partially offset by a change in the fair value of warrant liabilities of $49,500 and $49,500, respectively.

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial shareholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of June 30, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of the filing date of this report and June 30, 2022, there were no outstanding Working Capital Loans under this arrangement.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of the company’s consummation of a Business Combination and its liquidation, to pay our sponsor a total of $40,000 per month for office space, utilities and secretarial and administrative support. We recognized $120,000 and $240,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on our Condensed Statements of Operations for the three and six months ended June 30, 2022, respectively, which is included in operating and formation costs on the condensed statements of operations. As of June 30, 2022 and December 31, 2021, there were $60,000 in fees outstanding for these services, which is included in accrued expenses on the condensed balance sheets.

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

Off-Balance Sheet Arrangements

For the three and six months ended June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the controls around the interpretation and accounting for certain complex financial instruments were not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of June 21, 2021, and the Company’s quarterly unaudited financial statements and related footnotes as of and for the quarterly period ended June 30, 2021. These restatements were disclosed and restated in the notes to the financial statements in the September 30, 2021 Form 10-Q.

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

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our December 31, 2021 Form 10-K and in our Quarterly report on Form 10-Q for the quarterly period ended March 31, 2022. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

As of the date of this report, there have been no material changes to the risk factors disclosed in the aforementioned Form 10-K and Form 10-Q, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Any Business Combination may be subject to U.S. foreign investment regulations, which may impose conditions on or prevent the consummation of a Business Combination. Such conditions or limitations could also potentially make the Company’s ordinary shares less attractive to investors or cause our future investments to be subject to U.S. foreign investment regulations.

Investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to U.S. laws that regulate foreign investments in U.S. businesses and access by foreign persons to technology developed and produced in the United States. These laws include Section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 802, as amended, administered by the Committee on Foreign Investment in the United States (“CFIUS”).

Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a “U.S. business” by a “foreign person” (in each case, as such terms are defined in 31 C.F.R. Part 800) always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective in 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person, but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “covered investment critical infrastructure,” and/or “sensitive personal data” (in each case, as such terms are defined in 31 C.F.R. Part 800).

The managers and officers of the sponsor are all U.S. persons and the voting power in the sponsor is held by U.S. persons; however, non-U.S. persons made the majority of capital contributions to the sponsor. As a result, the contemplated investments by the Sponsor and foreign persons controlling any private investment in public equity investors in connection with any Business Combination may result in investments in us by non-U.S. persons that could be considered by CFIUS to be “covered transactions” under CFIUS’ regulations. CFIUS or another U.S. governmental agency could choose to review any Business Combination, even if a filing with CFIUS is not required. If we do not make a filing in connection with a Business\ Combination, there can be no assurances that CFIUS or another U.S. governmental agency will not choose to review any Business Combination. Any review and approval of an investment or transaction by CFIUS may have outsized impacts on transaction certainty, timing, feasibility, and cost, and could limit the pool of potential targets with which the Company can complete an initial Business Combination, among other things. CFIUS policies and agency practices are rapidly evolving, and in the event that CFIUS reviews any Business Combination or one or more proposed or existing investment by investors, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to the parties to the Business Combination or such investors. Among other things, CFIUS could seek to impose limitations or restrictions on, or prohibit, investments by such investors (including, but not limited to, limits on purchasing the Company’s ordinary shares, limits on information sharing with such investors, requiring a voting trust, governance modifications, or forced divestiture, among other things) or CFIUS could order us to divest all or a portion of a target company if we had proceeded without first obtaining CFIUS clearance.

If CFIUS elects to review any Business Combination, the time necessary to complete such review of the Business Combination or a decision by CFIUS to prohibit the Business Combination could prevent us from completing any Business Combination and may force the Company to liquidate and dissolve. In the event of liquidation, there will be no distribution with respect to our outstanding warrants. Accordingly, any warrants held by investors will expire worthless.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

Exhibit Number	Description
3.1*	Amended and Restated Memorandum and Articles of Association.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August, 2022.

CORNER GROWTH ACQUISITION CORP.2

By:	/s/ Jerome “Jerry” Letter
Name:	Jerome “Jerry” Letter
Title:	Chief Financial Officer and Chief Operating Officer