Form 10-Q
period 2022-09-30
CORNER GROWTH ACQUISITION CORP. 2
filed 2022-11-10
CIK 1847513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022 7,406,265 Class A ordinary shares, par value $0.0001, and 4,625,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORNER GROWTH ACQUISITION CORP. 2

Quarterly Report on Form 10-Q

		Page
PART I—FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months ended September 30, 2022, the Three Months ended September 30, 2021 and the period from February 10, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three, Six and Nine Months ended September 30, 2022, the Three and Six Months ended September 30, 2021 and the period from February 10, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months ended September 30, 2022 and the period from February 10 (Inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Disclosure Controls and Procedures	26

PART II – OTHER INFORMATION		28
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	29
Item 6.	Exhibits	30

SIGNATURES		31

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

CORNER GROWTH ACQUISITION CORP. 2

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$599,457	$1,268,509
Prepaid expenses	401,274	577,866
Total current assets	1,000,731	1,846,375
Noncurrent assets
Prepaid expenses	—	258,633
Cash and marketable securities held in Trust Account	75,538,727	185,020,263
Total Assets	$76,539,458	$187,125,271
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,673	$3,673
Offering costs payable	37,800	107,800
Due to related party	157,500	60,000
Accrued expenses	1,459,227	271,110
Total current liabilities	1,658,200	442,583
Warrant liabilities	460,794	9,831,624
Deferred underwriting fee payable	6,475,000	6,475,000
Total Liabilities	8,593,994	16,749,207
COMMITMENTS AND CONTINGENCIES (NOTE 5)
Class A ordinary shares subject to possible redemption, 7,406,265 shares at redemption value as of September 30, 2022 and 18,500,000 shares at redemption value as of December 31, 2021	75,538,727	185,000,000
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 300,000,000 shares authorized; 0 issued and outstanding (excluding 7,406,265 and 18,500,000 shares subject to possible redemption as of September 30, 2022 and December 31, 2021 respectively)	—	—
Class B ordinary shares, $0.0001 par value, 30,000,000 shares authorized; 4,625,000 shares issued and outstanding	463	463
Additional paid-in capital	—	—
Accumulated deficit	(7,593,726)	(14,624,399)
Total Shareholders’ Deficit	(7,593,263)	(14,623,936)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$76,539,458	$187,125,271

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022, THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) TO SEPTEMBER 30, 2021

	For the Three	For the Nine	For the Three	February 10,
	Months Ended	Months Ended	Months Ended	2021 (Inception)
	September 30,	September 30,	September 30,	to September 30,
	2022	2022	2021	2021
Operating and formation costs	$(615,625)	$(2,319,894)	$(591,048)	$(677,633)
Loss from operations	(615,625)	(2,319,894)	(591,048)	(677,633)
Other income (loss):
Earnings and realized gain (loss) on marketable securities held in Trust Account	364,883	603,374	20,757	15,531
Transaction costs allocated to warrant liabilities	—	—	—	(448,003)
Change in fair value of warrant liabilities	922,632	9,370,830	1,716,908	1,766,408
Net income	$671,890	$7,654,310	$1,146,617	$656,303
Basic and diluted weighted average shares outstanding of Class A ordinary shares	7,406,265	14,151,906	18,500,000	8,019,313
Basic and diluted net income per Class A ordinary share	$0.06	$0.41	$0.05	$0.05
Basic and diluted weighted average shares outstanding of Class B ordinary shares	4,625,000	4,625,000	4,625,000	4,625,000
Basic and diluted net income per Class B ordinary share	$0.06	$0.41	$0.05	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE, SIX AND NINE MONTHS ENDED SEPTEMBER 30, 2022, THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance—January 1, 2022	—	$—	4,625,000	$463	$—	$(14,624,399)	$(14,623,936)
Net income	—	—	—	—	—	7,293,078	7,293,078
Balance, March 31, 2022	—	—	4,625,000	463	—	(7,331,321)	(7,330,858)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(258,754)	(258,754)
Net loss	—	—	—	—	—	(310,658)	(310,658)
Balance, June 30, 2022	—	—	4,625,000	463	—	(7,900,733)	(7,900,270)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(364,883)	(364,883)
Net income	—	—	—	—	—	671,890	671,890
Balance, September 30, 2022	—	$—	4,625,000	$463	$—	$(7,593,726)	$(7,593,263)

Balance—February 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to sponsor	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(10,368)	(10,368)
Balance, March 31, 2021	—	—	5,031,250	503	24,497	(10,368)	14,632
Forfeiture of Class B ordinary shares by intial shareholders	—	—	(406,250)	(40)	40	—	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(1,509,537)	(16,191,750)	(17,701,287)
Excess cash received over fair value of Private Placement Warrants	—	—	—	—	1,485,000	—	1,485,000
Net loss	—	—	—	—	—	(479,947)	(479,947)
Balance, June 30, 2021	—	—	4,625,000	463	—	(16,682,064)	(16,681,601)
Net income	—	—	—	—	—	1,146,617	1,146,617
Balance, September 30, 2021	—	$—	4,625,000	$463	$—	$(15,535,447)	$(15,534,984)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	For the Nine	February 10,
	Months Ended	2021 (Inception)
	September 30,	to September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$7,654,310	$656,303
Adjustments to reconcile net income to net cash used in operating activities:
Earnings and realized (gain) loss on marketable securities held in Trust Account	(603,374)	(15,531)
Transaction costs allocated to warrant liabilities	—	448,003
Change in fair value of warrant liabilities	(9,370,830)	(1,766,408)
Changes in operating assets and liabilities:
Prepaid expenses	435,225	(985,791)
Accrued expenses and accounts payable	1,188,117	228,673
Due to related party	97,500	—
Net cash used in operating activities	(599,052)	(1,434,751)
Cash Flows from Investing Activities
Investment of cash in Trust Account	(977,627)	(185,000,000)
Proceeds received from Trust Account	111,062,537	—
Net cash provided by (used in) investing activities	110,084,910	(185,000,000)
Cash Flows from Financing Activities
Proceeds from promissory note-related party	—	100,000
Payment of promissory note-related party	—	(100,000)
Proceeds from issuance of Class B ordinary shares to initial shareholders	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	181,300,000
Proceeds from sale of Private Placement Warrants	—	7,425,000
Proceeds received from Sponsor contributions	977,627	—
Payments to Class A ordinary shareholders for redemption of shares	(111,062,537)	—
Payment of offering costs	(70,000)	(581,001)
Net cash provided by (used in) financing activities	(110,154,910)	188,168,999
Net change in cash	(669,052)	1,734,248
Cash at beginning of the period	1,268,509	—
Cash at end of the period	$599,457	$1,734,248
Non-cash financing activities:
Initial classification of ordinary shares subject to possible redemption	$—	$185,000,000
Deferred underwriting fee	$—	$6,475,000
Initial classification of warrant liabilities	$—	$13,215,939
Offering costs payable	$37,800	$117,350
Remeasurement of Class A ordinary shares subject to possible redemption	$623,637	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, its initial public offering described below (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for initial Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of earnings and realized gain (loss) on marketable securities held in the Trust Account from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (expenses). The Company has selected December 31 as its fiscal year end.

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

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

On June 15, 2022, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”) which amended the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate its initial Business Combination from June 21, 2022 (the “Original Termination Date”) to March 21, 2023 (the “Extended Date”). As part of the Extraordinary General Meeting, shareholders elected to redeem 11,093,735 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $111,062,537, or approximately $10.01 per share which includes $125,817 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions, 7,406,265 Class A ordinary shares remained issued and outstanding. In order to support the extension to consummate an initial Business Combination to the Extended Date, the Sponsor agreed to deposit $244,407 into the Trust Account, which is an aggregate of $0.033 per Class A ordinary share for each month of the extension period up to and until October 21, 2022, pro-rated for partial months during the extension period, resulting in a maximum contribution of $977,627, or $0.132 per share of Class A ordinary shares that was not redeemed in connection with the Extraordinary General Meeting. Contributions in the amount of $0.033 per Class A ordinary shares were funded on each of June, July, August and September 21, 2022. If the Company does not consummate its initial Business Combination as of October 21, 2022, the holders of Class A ordinary shares then outstanding will be provided with the opportunity to redeem their Class A ordinary shares on or about October 21, 2022. On October 21, 2022, the Company launched a fixed price tender offer (the “Tender Offer”) to purchase and redeem its Class A Ordinary Shares at a purchase price of $10.21 per share of Class A Ordinary Shares, net to seller in cash and without interest upon the terms and subject to the conditions set forth in the Tender Offer. The Tender Offer is expected to expire on December 5, 2022, unless the offer is extended or earlier terminated (the “Expiration Time”). The Tender Offer is not conditioned on the tender of any minimum number of Class A Ordinary Shares and is not subject to any financing condition. Tendered Class A Ordinary Shares may be withdrawn in accordance with the terms of the Tender Offer at any time at or prior to the Expiration Time. The Company will pay for Class A Ordinary Shares validly tendered and accepted for redemption in the Tender Offer on a date promptly after the Expiration Time.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $599,457 in its operating bank accounts, $75,538,727 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and negative working capital of $657,469.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in a money market fund in U.S. based trust accounts at UBS Financial Services Inc., with Continental Stock Transfer & Trust Company acting as trustee.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. There were no changes to the classification during the nine months ended September 30, 2022.

Class A Ordinary Shares Subject to Possible Redemption

At December 31, 2021 and September 30, 2022, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following tables, respectively:

Gross proceeds	$185,000,000
Less:
Fair value of Public Warrants at issuance	(7,275,939)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(10,425,348)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	17,701,287
Class A ordinary shares subject to possible redemption - December 31, 2021	$185,000,000
Less:
Redemption of Class A ordinary shares	(111,062,537)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	623,637
Sponsor contribution	977,627
Class A ordinary shares subject to possible redemption - September 30, 2022	$75,538,727

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

As part of the Extraordinary General Meeting on June 15, 2022, shareholders elected to redeem 11,093,735 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $111,062,537, or approximately $10.01 per share. The Company recognized a remeasurement of $623,637 for cumulative trust earnings to September 30, 2022, of which $125,187 was paid out to redeeming Class A ordinary shares as their proportionate share of trust earnings through the redemption date and is the difference between the redemption amount per share and the original $10.00 per share times the number of shares redeemed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except share amounts):

	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		February 10, 2021 (Inception) to
	September 30, 2022		September 30, 2022		September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$413,605	$258,285	$5,768,952	$1,885,358	$917,294	$229,323	$416,242	$240,061
Denominator:
Basic and diluted weighted average ordinary shares outstanding	7,406,265	4,625,000	14,151,906	4,625,000	18,500,000	4,625,000	8,019,313	4,625,000

Basic and diluted net income per ordinary share	$0.06	$0.06	$0.41	$0.41	$0.05	$0.05	$0.05	$0.05

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial shareholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of September 30, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized.

Promissory Note – Related Party

On February 24, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and became payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. As of September 30, 2022 and December 31, 2021 the Company had no amount outstanding under the Note. As of June 30, 2021, the Company had $100,000 outstanding under the Promissory Note, which was repaid in full on August 9, 2021.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,950,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant for an aggregate purchase price of $7,425,000. Each warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. If the Company does not complete a Business Combination by the Extended Date, the Private Placement Warrants will expire worthless. Excess cash received over fair value of the Private Placement Warrants is reflected the Statement of Stockholders’ Equity (Deficit) for the three, six and nine months ended September 30, 2021.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of the filing date of this report, September 30, 2022 and December 31, 2021, the Company had no borrowings under any Working Capital Loans.

Administrative Support Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on June 16, 2021, the Company has agreed to pay the Sponsor a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of the Company’s completion of the initial Business Combination or the Company’s liquidation (the Extended Date). For the three and nine months ended September 30, 2022, the Company incurred $120,000 and $360,000 in fees for these services, respectively, which is included in operating and formation costs on the condensed statements of operations. For the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) to September 30, 2021, the Company incurred $120,000 and $140,000 in fees for these services, respectively, which is included in operating and formation costs on the condensed statements of operations. As of September 30, 2022 and December 31, 2021, there were $140,000 and $60,000, respectively, in fees outstanding for these services, which is included in due to related party on the condensed balance sheets.

Operating and Formation Costs

During the three and nine months ended September 30, 2022, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $17,500 on behalf of the Company. These amounts are included in due to related party on the condensed balance sheet as of September 30, 2022.

Note 5 — Commitments and Contingencies

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

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2021, there were 18,500,000 Class A ordinary shares issued or outstanding all of which are classified as temporary equity. On June 15, 2022, in connection with the Extension Proposal, certain shareholders exercised their right to redeem 11,093,735 Class A ordinary shares at a redemption price of approximately $10.01 per share, resulting in redemption payments out of the Trust Account totaling $111,062,537. The redemption payments included the proportionate share of Trust Account earnings in the amount of $125,817 (see page 7). Subsequent to the redemptions, 7,406,265 Class A ordinary shares remained issued and outstanding. At September 30, 2022, there were 7,406,265 Class A ordinary shares issued or outstanding all of which are classified as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At September 30, 2022 and December 31, 2021, there were 4,625,000 Class B ordinary shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$75,538,727	$185,020,263

At September 30, 2022 and December 31, 2021, $216 and $125 of the balance held in the Trust Account was held in cash, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		September 30,		December 31,
Description	Level	2022	Level	2021
Liabilities:
Warrant liability – Public Warrants	1	$228,144	1	$5,426,124
Warrant liability – Private Placement Warrants	3	$232,650	3	$4,405,500
Total liabilities		$460,794		$9,831,624

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within the warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2022 and December 31, 2021 are classified as Level 1 due to quoted prices in an active market since August 9, 2021. The Private Placement Warrants as of September 30, 2022 and December 31, 2021 are classified as Level 3 due to the use of unobservable inputs.

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

The key inputs into the Monte Carlo simulation model for the Public Warrants and the Private Placement warrants were as follows at initial measurement and for the Private Placement Warrants at subsequent measurement:

Warrants
	At June 21, 2021	At December 31, 2021	At September 30, 2022
	(Initial	(Subsequent	(Subsequent
Input	Measurement)	Measurement)	Measurement)
Risk-free interest rate	0.90%	1.26%	4.06%
Expected term (years)	5.0	5.0	5.0
Expected volatility	21.0%	14.8%	0.5%
Exercise price	$11.50	$11.50	$11.50
Fair value of the ordinary share price	$10.00	$10.00	$10.20
Redemption threshold price	$18.00	$18.00	$18.00
Redemption threshold days	20 days within any 30-day period	20 days within any 30-day period	20 days within any 30-day period
Redemption price	$0.01	$0.01	$0.01
Probability of successful acquisition	90.0%	95.0%	95.0%

The change in fair value of the Level 3 warrant liabilities for the period February 10, 2021 (Inception) through December 31, 2021 and for the nine months ended September 30, 2022 is summarized as follows:

Level 3 Warrants
Warrant liability at February 10, 2021	$—
Initial warrant liability at June 21, 2021	13,215,939
Transfer of public warrants to Level 1 during the three months ended September 30, 2021	(7,275,939)
Change in fair value of warrant liability	(1,534,500)
Warrant liability at December 31, 2021	4,405,500
Change in fair value of warrant liability	(4,172,850)
Warrant liability at September 30, 2022	$232,650

As of June 21, 2021, the fair values of the Public Warrants and Private Placement Warrants were determined to be $1.20 per warrant for aggregate values of approximately $7.3 million and $5.9 million, respectively.

As of December 31, 2021, the Public Warrants and Private Placement Warrants were determined to be $0.88 and $0.89 per warrant for aggregate values of approximately $5.4 million and $4.4 million, respectively.

As of September 30, 2022, the fair values of the Public Warrants and Private Placement Warrants were determined to be $0.04 and $0.05 per warrant for aggregate values of $228,144 and $232,650, respectively.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. On October 21, 2022, the Company launched a fixed price tender offer (the “Tender Offer”) to purchase and redeem its Class A Ordinary Shares at a purchase price of $10.21 per share of Class A Ordinary Shares, net to seller in cash and without interest upon the terms and subject to the conditions set forth in the Tender Offer. The Tender Offer is expected to expire on December 5, 2022, unless the offer is extended or earlier terminated (the “Expiration Time”). The Tender Offer is not conditioned on the tender of any minimum number of Class A Ordinary Shares and is not subject to any financing condition. Tendered Class A Ordinary Shares may be withdrawn in accordance with the terms of the Tender Offer at any time at or prior to the Expiration Time. The Company will pay for Class A Ordinary Shares validly tendered and accepted for redemption in the Tender Offer on a date promptly after the Expiration Time. The Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the financial statements.

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

On June 15, 2022, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”) which amended the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate its initial Business Combination from June 21, 2022 (the “Original Termination Date”) to March 21, 2023 (the “Extended Date”). As part of the Extraordinary General Meeting, shareholders elected to redeem 11,093,735 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $111,062,537, or approximately $10.01 per share, which includes $125,817 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions, 7,406,265 Class A ordinary shares remained issued and outstanding. In order to support the extension to consummate an initial Business Combination to the Extended Date, the Sponsor agreed to deposit $244,407 into the Trust Account which is an aggregate of $0.033 per Class A ordinary share for each month of the extension period up to and until October 21, 2022, pro-rated for partial months during the extension period, resulting in a maximum contribution of $977,627, or $0.132 per share of Class A ordinary shares that was not redeemed in connection with the Extraordinary General Meeting. Contributions in the amount of $0.033 per Class A ordinary shares were funded on each of June, July August and September 21, 2022. If the Company does not consummate its initial Business Combination as of October 21, 2022, the holders of Class A ordinary shares then outstanding will be provided with the opportunity to redeem their Class A ordinary shares on or about October 21, 2022. On October 21, 2022, the Company launched a fixed price tender offer (the “Tender Offer”) to purchase and redeem its Class A Ordinary Shares at a purchase price of $10.21 per share of Class A Ordinary Shares, net to seller in cash and without interest upon the terms and subject to the conditions set forth in the Tender Offer. The Tender Offer is expected to expire on December 5, 2022, unless the offer is extended or earlier terminated (the “Expiration Time”). The Tender Offer is not conditioned on the tender of any minimum number of Class A Ordinary Shares and is not subject to any financing condition. Tendered Class A Ordinary Shares may be withdrawn in accordance with the terms of the Tender Offer at any time at or prior to the Expiration Time. The Company will pay for Class A Ordinary Shares validly tendered and accepted for redemption in the Tender Offer on a date promptly after the Expiration Time.

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

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2022, we had $599,457 in our operating bank account, and negative working capital of $657,469. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.

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

Material Changes in Financial Condition

As of September 30, 2022 and December 31, 2021, we had cash and marketable securities held in Trust Account of $75,538,727 and $185,020,263, respectively and had Class A ordinary shares subject to possible redemption of $75,538,727 and $185,000,000, respectively. The reduction of value in each of the account balances was primarily driven by redemption payments out of the Trust Account to shareholders as part of the Extraordinary General Meeting disclosed above.

Results of Operations

Our entire activity since inception through September 30, 2022 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates. As of September 30, 2022, $599,457 was held outside the trust account and was being used to fund the Company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination.

For the three and nine months ended September 30, 2022, we had a net income of $671,890 and $7,654,310 respectively, which consisted of $364,883 and $603,374 in earnings and realized gain (loss) on marketable securities held in the trust account, respectively, a change in the fair value of warrant liabilities of $922,632 and $9,370,830, respectively, partially offset by $615,625 and $2,319,894 in operating and formation costs respectively.

For the three months ended September 30, 2021 and for the period February 10, 2021 (inception) to September 30, 2021, we had a net income of $1,146,617 and $656,303, respectively, which consisted of $20,757 and $15,531 in earnings and realized gain (loss) on marketable securities held in the trust account, respectively, $591,048 and $677,633 in operating and formation costs respectively, and $0 and $448,003 of transaction costs allocated to warrant liabilities, partially offset by a change in the fair value of warrant liabilities of $1,716,908 and $1,766,408, respectively.

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial shareholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of September 30, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of the filing date of this report and September 30, 2022, there were no outstanding Working Capital Loans under this arrangement.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of the company’s consummation of a Business Combination and its liquidation, to pay our sponsor a total of $40,000 per month for office space, utilities and secretarial and administrative support. We recognized $120,000 and $360,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on our Condensed Statements of Operations for the three and nine months ended September 30, 2022, respectively, which is included in operating and formation costs on the condensed statements of operations. As of September 30, 2022 and December 31, 2021, there were $140,000 and $60,000, respectively in fees outstanding for these services, which is included in due to related party on the condensed balance sheets.

Operating and Formation Costs

During the three and nine months ended September 30, 2022, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $17,500 on behalf of the Company. These amounts are included in due to related party on the condensed balance sheet as of September 30, 2022.

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

Off-Balance Sheet Arrangements

For the three and nine months ended September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the controls around the interpretation and accounting for certain complex financial instruments were not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of June 21, 2021, and the Company’s quarterly unaudited financial statements and related footnotes as of and for the quarterly period ended June 30, 2021. These restatements were disclosed and restated in the notes to the financial statements in the September 30, 2021 Form 10-Q.

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

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our December 31, 2021 Form 10-K and in our Quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2022 and June 30, 2022. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

As of the date of this report, there have been no material changes to the risk factors disclosed in the aforementioned Form 10-K and Form 10-Qs, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November, 2022.

CORNER GROWTH ACQUISITION CORP.2

By:	/s/ Jerome “Jerry” Letter
Name:	Jerome “Jerry” Letter
Title:	Chief Financial Officer and Chief Operating Officer