Form 10-K
period 2022-12-31
CORNER GROWTH ACQUISITION CORP. 2
filed 2023-04-04
CIK 1847513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Auditor:	Auditor Name:	Auditor Location:
PCAOB ID 688	Marcum LLP	New York, NY

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), held by non-affiliates of the registrant was $74,507,025.90 (based on the Nasdaq closing sales price of the Class A ordinary shares on June 30, 2022 of $10.06).

As of April 3, 2023, there were 6,485,214 Class A ordinary shares, par value $0.0001 per share and 150,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share of the registrant issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association adopted in connection with our Initial Public Offering and amended in connection with the Extraordinary General Meeting;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;
●	“Extraordinary General Meeting” are to the extraordinary general meeting of the Company held on June 15, 2022;
●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our Initial Public Offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“Initial Public Offering” are to the company’s offering on June 16, 2021 of 18,500,000 units (which includes an additional 1,000,000 units sold pursuant to the partial exercise of the underwriter’s over-allotment option) at a price of $10.00 per unit, each unit consisting of one Class A ordinary share and one-third of one redeemable warrant;
●	“initial shareholders” are to our sponsor and each other holder of founder shares upon the consummation of our Initial Public Offering;
●	“management” or our “management team” are to our executive officers and directors;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement warrants” are to the warrants that were issued to our sponsor in a private placement simultaneously with the closing of our Initial Public Offering and to be issued upon conversion of working capital loans, if any;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“sponsor” are to CGA Sponsor 2, LLC, a Delaware limited liability company;
●	“U.S. Holder” means a beneficial owner of units, Class A ordinary shares or warrants that is for U.S. federal income tax purposes (i) an individual citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect under applicable U.S. Treasury regulations a valid election to be treated as a U.S. person; and
●	“we,” “us,” “our,” “company,” “our company” or “Corner Growth” are to Corner Growth Acquisition Corp. 2, a Cayman Islands exempted company.

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

Corner Ventures and its predecessor funds have backed over 200 different companies, with more than 30 public exits and more than 70 exits via acquisition, and maintain a network of relationships with leading early-stage investors, entrepreneurs, and executives. Selected examples include: Ambarella, Inc. (NASDAQ: AMBA), Bloom Energy Corporation (NYSE: BE), Eventbrite, Inc. (NYSE: EB), FireEye, Inc. (NASDAQ: FEYE), Glassdoor, Inc. (acquired by Recruit Holdings Co., Ltd.), Grubhub Inc. (NASDAQ: GRUB), iZettle AB (acquired by PayPal Holdings Inc. (“PayPal”)), Jasper Technologies, Inc. (acquired by Cisco Systems), Nextdoor Inc., 1Life Healthcare, Inc. (NASDAQ: ONEM), OptiMedica Corporation (acquired by Abbott Medical Optics (“AMO”)), Silver Peak Systems, Inc. (acquired by Hewlett Packard Enterprise (“HPE”)), Wealthfront Inc., WeWork Companies Inc., Wix.com Ltd. (NASDAQ: WIX), Xoom Corporation (listed as XOOM on the Nasdaq Global Select Market prior to being acquired by PayPal) and Yelp Inc. (NYSE: YELP).

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

Key technological advances and practices, such as cloud computing, data analytics, machine vision and learning, mobile computing, open source software development, developer-focused software tools, quantum computing and software-defined networking, are examples of a growing array of powerful tools employed by nimble, fast-growing technology companies unburdened with legacy business models or modes of thought, to rapidly disrupt ever-larger sectors of the global economy. Investors able to identify trends and patterns early in the cycle, support strong management teams in executing an accelerated growth plan and furnish the capital and structure to sustain such growth will be well-positioned to share in this phase’s value creation. As of January 2022, we estimate there were more than 550 private U.S. technology companies with a capitalization in excess of $1.0 billion, commonly referred to as “unicorns.” In comparison, as of January 2023, we estimate there remains more than 500 private U.S. technology companies with a capitalization in excess of $1.0 billion. Corner Ventures, and its predecessor firm, has invested in 27 “unicorns” to date.

The Current Technology Initial Public Offering Market

As they assumed major roles in the global economy and achieved significant financial scale, many technology companies witnessed a changing financial landscape over the last decade that allowed them to remain private for longer periods.

For over a decade, substantial capital flowed into private equity markets, seeking technology-related investments. This inflow grew venture capital fund sizes and the number of venture capital funds while also adding non-venture capital investors, such as sovereign wealth funds, mutual funds, hedge funds and corporate investors, to the ever-growing array of private technology company financing options. Historically, the decision to access public markets through an initial public offering tended to be driven by a desire for growth capital and a venue for efficient pre-initial public offering shareholder liquidity; however, it is now a strategic business decision as changes in private markets now allow for greater access to growth capital.

Furthermore, the private market has matured to establish well-developed secondary markets that are capable of providing liquidity to founders, employees and investors.

The traditional technology company initial public offering process, which has been largely unchanged for decades, has also acted as a driving force to deter private company management teams and their pre-initial public offering stakeholders from pursuing initial public offerings. We believe management distraction, a sub-optimal price discovery mechanism and the resultant longer-term aftermarket impact have discouraged private technology companies from pursuing initial public offerings. This tends to be true even for businesses that are otherwise operationally ready and of appropriate size to access the public markets.

●	Management distraction: Preparation for and execution of an initial public offering requires management teams to devote considerable time and attention to the lengthy initial public offering process, including document drafting, underwriter selection and extensive investor engagement. This significant commitment can potentially distract management teams from focusing on the company’s product and growth strategies, a particularly challenging dynamic for high-growth technology company executives.
●	Price discovery and shareholder base development: The process for technology initial public offering demand generation often produces initial public offering order books that are significantly oversubscribed, but lacks an effective price discovery mechanism and encourages participation from many investors that are focused on short-term performance. Furthermore, limited price discovery and short-term focused investors can create a misalignment of incentives during the initial public offering share allocation process between technology companies and their underwriters. The current technology initial public offering book-build process fails to deliver the requisite information to technology company management teams, pre-initial public offering stakeholders and underwriters to make informed judgements regarding initial public offering pricing and allocation decisions and alternatives.
●	Longer-term impacts: A technology initial public offering book build that is characterized by ineffective price discovery and initial public shareholder base development can lead to material longer-term negative impacts for companies completing an initial public offering, such as shareholder base turnover and increased share price volatility. These dynamics have far-reaching effects on newly public companies and can impair a management team’s ability to focus on long-term value creation.

Notwithstanding the above deterrents, we believe companies, at a certain stage in their development, will realize material benefits with being publicly traded, including increasing brand and company awareness, developing a more liquid acquisition currency and diversifying funding sources while reducing their cost of capital. An acquisition by a blank check company with a management team that is well-known to, and respected by, technology company founders, their current investors and their management teams, we believe, can provide a more transparent and efficient mechanism to bring a private technology company to the public markets than a traditional initial public offering.

The sourcing network of our management team is over 20 years old. Our management team started building their unique sourcing network in early 2001 during the dot-com bust. Over time, they developed long-term trusted relationships with seed and early stage investors across the United States, Europe and Israel, and have invested in over 200 private companies, backing founders and executives who are now spread (after their company was acquired or went public) across hundreds of technology companies. Further, Corner Ventures’ existing portfolio companies, the latest companies started by founders and executives whom our management team has previously supported, and companies in portfolios of Corner Ventures’ co-investors, collectively offer a unique pipeline of high growth, category leading, target companies that we look to as potential sources of acquisition targets.

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

Financial Position

With funds available for a business combination in the amount of $69,648,731, as of December 31, 2022, after payment of $6,475,000 of deferred underwriting fees and before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on June 16, 2021, we have agreed to pay our sponsor a total of (A) $40,000 per month and continuing monthly until the termination Date, and (B) on the termination Date, an amount equal to $480,000 less any amounts previously paid by the Company for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees and pay such affiliate an amount equal to $480,000 less any amounts previously paid under the Administrative Services Agreement. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our

Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Second Extended Date (as defined below) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, unless applicable law or applicable stock exchange rules require a different vote, in which case we will complete our initial business combination only if such requisite vote is received. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, after giving effect to the Tender Offer, the voting of our initial shareholders’ founder shares in favor our initial business combination will suffice to approve such initial business combination and we will not need any of the 18,500,000 public shares sold in our Initial Public Offering (or 3,304,435 public shares issued and outstanding after giving effect to the Tender Offer) to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. The initial shareholders have agreed not to propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its public shares if the Company does not complete a business combination by the Second Extended Date (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

On May 17, 2022, the Company entered into a non-binding letter of intent (the “Letter of Intent”) with a differentiated food tech platform (the “Target”) for an initial business combination. The Target is a vertically integrated producer of premium bulk grains, value-added ingredients, and CPG goods, driving fundamental change with significant attention around supply chain certainty, food security, plant-based foods and ESG, and the Company believes the Target is a compelling investment opportunity given its vertical integration, commercial opportunity and macro tailwinds. The Company is continuing to pursue this opportunity.

On June 15, 2022, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”) which amended the amended and restated memorandum and articles of association to extend the date by which the Company must consummate its initial business combination from June 21, 2022 (the “Original Termination Date”) to March 21, 2023 (the “First Extended Date”). As part of the Extraordinary General Meeting, shareholders elected to redeem 11,093,735 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $111,062,537, or approximately $10.01 per share which includes $125,817 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions, 7,406,265 Class A ordinary shares remained issued and outstanding. In order to support the extension to consummate an initial Business Combination to the First Extended Date, our sponsor agreed to deposit $244,407 into the Trust Account, which is an aggregate of $0.033 per Class A ordinary share for each month of the extension period up to and until October 21, 2022, pro-rated for partial months during the extension period, resulting in a maximum contribution of $977,627, or $0.132 per share of Class A ordinary shares that was not redeemed in connection with the Extraordinary General Meeting. Contributions in the amount of $0.033 per Class A ordinary shares were funded on each of June, July, August and September 21, 2022. If the Company did not consummate its initial business combination as of October 21, 2022, the holders of Class A ordinary shares then outstanding will be provided with the opportunity to redeem their Class A ordinary shares on or about October 21, 2022. On October 21, 2022, the Company launched a fixed price tender offer (the “Tender Offer”) to purchase and redeem its Class A ordinary shares at a purchase price of $10.21 per share of Class A ordinary shares, net to seller in cash and without interest upon the terms and subject to the conditions set forth in the Tender Offer. The Tender Offer expired at 5:00 p.m., Eastern time, on January 6, 2023. A total of 4,101,830 Class A ordinary shares were validly tendered and not withdrawn in the Tender Offer. The Company accepted for purchase all such Class A ordinary shares at a purchase price of $10.21 per share for an aggregate purchase price of $41,879,684.30.

If we conduct further redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

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

On March 15, 2023 the “Company held an extraordinary general meeting of shareholders (the “Second Extension Meeting”), to amend the Company’s amended and restated memorandum and articles of association (the “Second Articles Amendment”) to extend the date by which the Company has to consummate a business combination from March 21, 2023 to March 21, 2024 (the “Second Extended Date” and, such proposal, the “Second Extension Amendment Proposal”). The shareholders of the Company approved the Second Extension Amendment Proposal at the Second Extension Meeting and on March 15, 2023, the Company filed the Second Articles Amendment with the Cayman Islands Registrar of Companies.

As part of the Second Extension Meeting, shareholders elected to redeem 1,444,221 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $15,297,014, or approximately $10.59 per share which includes $854,804 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions, 1,444,221 Class A ordinary shares remained issued and outstanding.

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the financial statements.

A total of 4,101,830 Class A ordinary shares were validly tendered and not withdrawn in the Tender Offer, which expired on January 6, 2023. The Company accepted for purchase all such Class A ordinary shares at a purchase price of $10.21 per share for an aggregate purchase price of $41,879,684.30. After giving effect to the Tender Offer, there are 3,304,435 Class A Ordinary Shares issued and outstanding.

In connection with the Tender Offer, the Sponsor deposited an additional $198,266 into the Trust Account (an aggregate of $0.06 per Class A ordinary share) on each of January, February and March 9, 2023.

On March 15, 2023, the Company held an extraordinary general meeting of shareholders (the “Second Extension Meeting”), to amend the Company’s amended and restated memorandum and articles of association (the “Second Articles Amendment”) to extend the date by which the Company has to consummate a business combination from March 21, 2023 to March 21, 2024 (such proposal, the “Second Extension Amendment Proposal”). The shareholders of the Company approved the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Extension Meeting and on March 15, 2023, the Company filed the Second Articles Amendment with the Cayman Islands Registrar of Companies.

As part of the Second Extension Meeting, shareholders elected to redeem 1,444,221 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $15,297,014, or approximately $10.59 per share which includes $854,804 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions, 1,444,221 Class A ordinary shares remained issued and outstanding.

The Company and the Sponsor have agreed that they will deposit into the trust account an amount equal to the lesser of (i) $0.04 per share or (ii) $65,000.00 for each month (the “Second Monthly Contribution”) of the second extension period up and until February 21, 2024, resulting in a maximum contribution of $0.48 per share of Class A Ordinary Shares that is not redeemed in connection with the Second Extension Meeting (the “Second Maximum Contribution”, and the period from March 21, 2023 to March 21, 2024 the “Second Guaranteed Payment Period”), subject to the Company’s and the Sponsor’s right to stop making said Monthly Contributions. This contribution will be funded on (or prior to) March 21, 2023, and on or prior to the 21st of each month thereafter through February 21, 2024; provided that, no such deposits will be made following the completion of any business combination.

The per-share pro rata portion of the trust account on February 13, 2023 was approximately $10.50. In the event the Company or the Sponsor elects to stop funding the Second Monthly Contribution, which either may do in its sole discretion, all then outstanding holders of the Class A Ordinary Shares not redeemed in connection with the Second Extension Meeting will be given an opportunity to redeem their shares at that time, and any shareholder that redeems their shares in such an event will receive a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares.

On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the Sponsor, the holder of an aggregate of 4,475,000 shares of the Company’s Class B Ordinary Shares, par value $0.0001 per share, elected to convert 4,475,000 shares of the Class B Ordinary Shares held by it on a one-for-one basis into Class A Ordinary Shares of the Company, with immediate effect. Following such conversion, the Company will have an aggregate of 7,779,435 shares of Class A Ordinary Shares issued and outstanding and 150,000 shares of Class B Ordinary Shares issued and outstanding. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. Since the conversion occurred after the record date of the Second Extension Meeting, there has been no impact to the votes required to approve the proposals or the counting of the votes at the Second Extension Meeting as a result of the conversion.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the Second Extended Date.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have until the Second Extended Date to consummate an initial business combination. If we have not consummated an initial business combination by the Second Extended Date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by the Second Extended Date. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by the Second Extended Date (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Second Extended Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

We expect that costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $117,686 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. We have access to up to $117,686 from our Initial Public Offering and the sale of the private placement warrants with which to pay any such potential claims (including funds from the trust account available to pay dissolution costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by the Second Extended Date, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Second Extended Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by the Second Extended Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. As of December 31, 2022, the Company continued to be an emerging growth company. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Prior to the date of this Annual Report on Form 10-K, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

●	We are a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or their respective affiliates, including may not be indicative of future performance of an investment in us.
●	Our expectations regarding changes and long-term growth in the technology industry may not materialize to the extent we expect, or at all.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we consummate an initial business combination by the Second Extended Date may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that could produce value for our shareholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the continuing effects of the COVID-19 pandemic and the status of debt and equity markets.
●	We may not be able to consummate an initial business combination by the Second Extended Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You do not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	You are not entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

Risks Relating to Our Sponsor and Our Management Team

●	Since our sponsor, executive officers, directors and other affiliates will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
●	We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.
●	Our executive officers and directors will allocate their time to other businesses, including Corner Growth and Corner Growth 3, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including Corner Growth and Corner Growth 3, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Risks Relating to our Securities

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
●	Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

General Risks

●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
●	Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

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

Our expectations regarding changes and long-term growth in the technology industry may not materialize to the extent we expect, or at all.

We expect favorable changes and long-term growth in the technology industry based on certain trends and assumptions. No assurance can be given that these trends and assumptions, or that our expectations surrounding the technology industry, will be accurate. Further, unanticipated events and circumstances may occur and change the outlook surrounding the technology industry in material ways. Accordingly, our expectations of growth in the technology industry may occur to a different extent or at a different time, or may not occur at all. If our expectations surrounding certain favorable changes in the technology industry do not occur to the degree that we expect, or at all, our ability to find a suitable initial business combination target and consummate an initial business combination may be hindered or delayed.

In addition, in the short-term the technology industry may be materially and adversely affected by weak economic conditions. In particular, the technology space has been adversely impacted by inflationary pressure and certain precautions the federal government has undertaken to control it. We cannot predict the timing, strength or duration of a broad economic slowdown or recovery, and even if the overall economy is robust, we cannot assure you that the technology industry will experience growth to the extent we expect, or at all.

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

Our initial shareholders owned, on an as-converted basis, 20% of our outstanding ordinary shares immediately following the completion of our Initial Public Offering. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, unless applicable law or applicable stock exchange rules require a different vote, in which case we will complete our initial business combination only if such requisite vote is received. As a result, after giving effect to the Tender Offer, the voting of our initial shareholders’ founder shares in favor our initial business combination will suffice to approve such initial business combination and we will not need any of the 18,500,000 public shares sold in our Initial Public Offering (or 3,304,435 public shares issued and outstanding after giving effect to the Tender Offer) to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

The requirement that we consummate an initial business combination by the Second Extended Date may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by the Second Extended Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Ukraine Conflict.

We do not have employees or operations in Russia or Ukraine. Sanctions and other trade controls imposed by the United States and other governments in response to Russia’s military operations in Ukraine could impact our ability to find a suitable target with which to consummate our initial business combination. While it is difficult to estimate the impact of current or future sanctions on our ability to find a suitable target with which to consummate our initial business combination, such sanctions could prevent us from consummating our initial business combination within the requisite time period.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the continuing effects of the COVID-19 pandemic and the status of debt and equity markets.

The COVID-19 outbreak resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that may continue to adversely affect economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected thereby. Furthermore, we may be unable to complete a business combination if concerns relating to the continuing effects of COVID-19 impact or restrict travel, limit our ability to have meetings with potential investors, limit the ability to conduct due diligence, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which continue to be highly uncertain and cannot be predicted, including new information that may emerge concerning actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing that may be impacted by COVID-19 and other events, including as a result of inflationary pressures, increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 or other infectious diseases may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

We may not be able to consummate an initial business combination by the Second Extended Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and consummate an initial business combination by the Second Extended Date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of COVID-19 continues to be a challenge both in the U.S. and globally. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, war, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

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

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Second Extended Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by the Second Extended Date, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by the Second Extended Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances does a public shareholder have any right or interest of any kind in the trust account. Holders of warrants do not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the completion of our Initial Public Offering and the sale of the private placement warrants and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means that since our units were immediately tradable, we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would have prohibited the release of any interest and other income earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until the Second Extended Date, the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination could be limited, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

As of December 31, 2022, we had $117,686 in cash held outside the trust account to fund our working capital requirements. We believe that, upon the closing of our Initial Public Offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate until at least the Second Extended Date; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we may use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Changes in the market for directors and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between the U.S. and China and between Russia and Ukraine or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

If we have not consummated an initial business combination by the Second Extended Date, our public shareholders may be forced to wait beyond the Second Extended Date before redemption from our trust account.

If we have not consummated an initial business combination by the Second Extended Date, the proceeds then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Second Extended Date before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

While there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors, the Nasdaq corporate governance requirements require us to hold an annual general meeting within one year after our first full fiscal year end following our listing on the Nasdaq. Accordingly, we are required under the Nasdaq corporate governance requirements to hold an annual general meeting by December 31, 2023. However, we would not be required to hold an annual general meeting in the event that we complete an initial business combination prior to December 31, 2023. Until we hold an annual general meeting of shareholders, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

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

The net proceeds from our Initial Public Offering and the sale of the private placement warrants provided us with $181,551,649 that we may use to complete our initial business combination (after taking into account the $6,475,000, of deferred underwriting commissions being held in the trust account and the estimated non-reimbursed expenses of our Initial Public Offering). As of December 31, 2022, following the payments made from the trust account to shareholders who elected to redeem their Class A ordinary shares in connection with the Extraordinary General Meeting and the sponsor’s contributions to the trust account in connection therewith, $76,123,731 (or $34,244,047 after giving effect to the Tender Offer) remained in the trust account for our use in completing our initial business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement requires a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Second Extended Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

Some other blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions, including those that relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting that shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our initial shareholders and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 38.4% of our Class A ordinary shares as of December 31, 2022 (or 58.3% of our Class A ordinary shares after giving effect to the Tender Offer), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association that govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Second Extended Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Although we believe that the net proceeds of our Initial Public Offering and the sale of the private placement warrants remaining in the trust account will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the sale of the private placement warrants remaining in the trust account prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike many blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price (as defined herein) of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value (as defined herein) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls on our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Changes in SEC regulations or policies may adversely impact our ability to negotiate and complete the Business Combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purposes acquisition companies and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which special purposes acquisition companies could become subject to regulation under the Investment Company Act, including a proposed rule that would provide special purposes acquisition companies a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a special purposes acquisition company’s duration, asset composition, business purpose, and activities. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time needed to complete the Business Combination or impair our ability to complete the Business Combination.

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

On February 18, 2021, our sponsor paid $25,000, or approximately $0.005 per share, to cover certain expenses on our behalf in consideration of 5,031,250 Class B ordinary shares, par value $0.0001. In March 2021, our sponsor transferred 50,000 Class B ordinary shares to each of our independent directors. Up to 656,250 of the Class B ordinary shares outstanding were subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment in connection with the Initial Public Offering was not exercised in full or in part. As a result of the underwriters’ election to partially exercise their over-allotment option, the sponsor forfeited 406,250 Class B ordinary shares for no consideration, resulting in an aggregate of 4,625,000 Class B ordinary shares outstanding as of December 31, 2022. On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the sponsor elected to convert its 4,475,000 shares of Class B ordinary shares on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 4,950,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($7,425,000 in the aggregate), in a private placement that closed simultaneously with the Initial Public Offering.

On June 15, 2022, the Company held Extraordinary General Meeting which amended the amended and restated memorandum and articles of association to extend the date by which the Company must consummate its initial business combination from Original Termination Date to the First Extended Date. As part of the Extraordinary General Meeting, shareholders elected to redeem 11,093,735 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $111,062,537, or approximately $10.01 per share which includes $125,817 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions, 7,406,265 Class A ordinary shares remained issued and outstanding. In order to support the extension to consummate an initial Business Combination to the First Extended Date, our sponsor agreed to deposit $244,407 into the Trust Account, which is an aggregate of $0.033 per Class A ordinary share for each month of the extension period up to and until October 21, 2022, pro-rated for partial months during the extension period, resulting in a maximum contribution of $977,627, or $0.132 per share of Class A ordinary shares that was not redeemed in connection with the Extraordinary General Meeting. Contributions in the amount of $0.033 per Class A ordinary shares were funded on each of June, July, August and September 21, 2022. If the Company did not consummate its initial business combination as of October 21, 2022, the holders of Class A ordinary shares then outstanding will be provided with the opportunity to redeem their Class A ordinary shares on or about October 21, 2022. On October 21, 2022, the Company launched the Tender Offer to purchase and redeem its Class A ordinary shares at a purchase price of $10.21 per share of Class A ordinary shares, net to seller in cash and without interest upon the terms and subject to the conditions set forth in the Tender Offer. The Tender Offer expired at 5:00 p.m., Eastern time, on January 6, 2023. A total of 4,101,830 Class A ordinary shares were validly tendered and not withdrawn in the Tender Offer. The Company accepted for purchase all such Class A ordinary shares at a purchase price of $10.21 per share for an aggregate purchase price of approximately $41,879,684.30.

If we do not consummate an initial business combination by the Second Extended Date, the private placement warrants will expire worthless. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration and shareholder rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the Second Extended Date nears, which is the deadline for our consummation of an initial business combination.

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

Our initial shareholders own, on an as-converted basis, 38.4% of our Class A ordinary shares as of December 31, 2022 (or 58.3% of our Class A ordinary shares after giving effect to the Tender Offer). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any units or Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 300,000,000 Class A ordinary shares, par value $0.0001 per share, 30,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of April 3, 2023, there were 6,485,214 and 150,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. Immediately after our Initial Public Offering, there were preference shares issued and outstanding.

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

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise that represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we are required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant is exercisable for cash or on a cashless basis, and we are not obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we are not required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event are we required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in the Initial Public Offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

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

We do not believe that our anticipated principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Second Extended Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination by the Second Extended Date, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

As previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2021, we identified a material weakness in our internal control over financial reporting related to the improper valuation of our Class A ordinary shares subject to possible redemption at the closing of our initial public offering. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. This material weakness resulted in a material misstatement of the initial carrying value of the Class A ordinary shares subject to possible redemption and our earnings per share calculation for the affected periods. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Included on our balance sheet as of December 31, 2022 contained elsewhere in this Annual Report on Form 10-K are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements -Going Concern”, management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Second Extended Date.

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

(b)Holders

As of December 31, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, three holders of our Class B ordinary shares and two holders of record of our warrants.

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

After deducting the underwriting discounts and commissions (excluding the deferred portion of $6,475,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated) and our Initial Public Offering expenses, $185,000,000 of the net proceeds from our Initial Public Offering and the private placement of the private placement warrants (or $10.00 per unit sold in our Initial Public Offering) was placed in the trust account. As of December 31, 2022, we had $117,686 in cash held outside the trust account and will be used to fund our operating expenses. The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement warrants are held in the trust account and are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

On May 17, 2022, the Company entered into a non-binding letter of intent (the “Letter of Intent”) with a differentiated food tech platform (the “Target”) for an initial business combination. The Target is a vertically integrated producer of premium bulk grains, value-added ingredients, and CPG goods, driving fundamental change with significant attention around supply chain certainty, food security, plant-based foods and ESG, and the Company believes the Target is a compelling investment opportunity given its vertical integration, commercial opportunity and macro tailwinds. The Company is continuing to pursue this opportunity.

On June 15, 2022, the Extraordinary General Meeting which amended the amended and restated memorandum and articles of association to extend the date by which the Company must consummate its initial business combination from June 21, 2022 (the “Original Termination Date”) to March 21, 2023 (the “First Extended Date”). As part of the Extraordinary General Meeting, shareholders elected to redeem 11,093,735 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $111,062,537, or approximately $10.01 per share which includes $125,817 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions, 7,406,265 Class A ordinary shares remained issued and outstanding. In order to support the extension to consummate an initial Business Combination to the First Extended Date, our sponsor agreed to deposit $244,407 into the Trust Account, which is an aggregate of $0.033 per Class A ordinary share for each month of the extension period up to and until October 21, 2022, pro-rated for partial months during the extension period, resulting in a maximum contribution of $977,627, or $0.132 per share of Class A ordinary shares that was not redeemed in connection with the Extraordinary General Meeting. Contributions in the amount of $0.033 per Class A ordinary shares were funded on each of June, July, August and September 21, 2022. If the Company did not consummate its initial business combination as of October 21, 2022, the holders of Class A ordinary shares then outstanding will be provided with the opportunity to redeem their Class A ordinary shares on or about October 21, 2022. On October 21, 2022, the Company launched the Tender Offer to purchase and redeem its Class A ordinary shares at a purchase price of $10.21 per share of Class A ordinary shares, net to seller in cash and without interest upon the terms and subject to the conditions set forth in the Tender Offer. The Tender Offer expired at 5:00 p.m., Eastern time, on January 6, 2023. A total of 4,101,830 Class A ordinary shares were validly tendered and not withdrawn in the Tender Offer. The Company accepted for purchase all such Class A ordinary shares at a purchase price of $10.21 per share for an aggregate purchase price of approximately $41,879,684.30.

If we are unable to complete a business combination by the Second Extended Date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay for our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying financial statements, at December 31, 2022, we had $117,686 our operating bank account, and working capital deficit of $2,388,329, and $1,188,378 of earnings and realized gain on marketable securities held in the trust account. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the founder shares, and loans from our sponsor of $100,000. The loan was repaid in full on August 9, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds received from the consummation of the Initial Public Offering and the private placement of the private placement warrants that were not placed in the trust account.

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements -Going Concern”, management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Second Extended Date.

Critical Accounting Policies

Class A Ordinary Shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022, 7,406,265 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Net Income Per Ordinary Share

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 11,116,667, of the Company’s Class A ordinary shares in the calculation of diluted net income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the years ended December 31, 2022 and 2021. Remeasurement associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Results of Operations

All activity during the year ended December 31, 2022, was in preparation for our formation, the Initial Public Offering and, since the closing of our Initial Public Offering, a search for initial Business Combination candidates. As of December 31, 2022, $117,686 was held outside the trust account and was being used to fund the company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022, we had a net income of $6,808,587 which consisted of $1,188,378 in earnings and realized gain on marketable securities held in the trust account, a change in the fair value of warrant liabilities of $9,670,963, partially offset by $4,050,754 in operating and formation costs.

For the period February 10, 2021 (inception) through December 31, 2021, we had a net income of $1,752,760, which consisted of $20,263 in earnings and realized gain on marketable securities held in the trust account, realized gain on extinguishment of overallotment liability of 185,409, a change in the fair value of warrant liabilities of $3,384,315, partially offset by $1,389,224 in operating and formation costs and transaction costs allocable to warrant liabilities of $448,003.

Related Party Transactions

Founder Shares

On February 18, 2021, our sponsor paid $25,000, or approximately $0.005 per share, to cover certain expenses on our behalf in consideration of 5,031,250 Class B ordinary shares, par value $0.0001. In March 2021, our sponsor transferred 50,000 Class B ordinary shares to each of our independent directors. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of the Initial Public Offering. Up to 656,250 of the Class B ordinary shares outstanding were subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment in connection with the Initial Public Offering was not exercised in full or in part. As a result of the underwriters’ election to partially exercise their over-allotment option, the sponsor forfeited 406,250 Class B ordinary shares for no consideration, resulting in an aggregate of 4,625,000 Class B ordinary shares outstanding as of December 31, 2022. On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the sponsor elected to convert its 4,475,000 shares of Class B ordinary shares on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

The founder shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial shareholders, and officers and directors. The sponsor has the right to transfer its ownership in the founder shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any founder shares. Prior to the closing of the Initial Public Offering, our sponsor transferred 150,000 founder shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of founder shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the founder shares is recognized only when the performance condition (i.e., the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of founder shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the founder shares. As of December 31, 2022, the Company has not yet entered into any definitive agreements in connection with any business combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a business combination might not happen, no stock-based compensation expense should be recognized.

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

Related Party Loans

On February 24, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. As of December 31, 2022, the Company has no amount outstanding under the Note.

In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of the filing December 31, 2022, there were no outstanding Working Capital Loans under this arrangement.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of the company’s consummation of a business combination and its liquidation, to pay our sponsor a total of (A) $40,000 per month and continuing monthly until the termination Date, and (B) on the termination Date, an amount equal to $480,000 less any amounts previously paid by the Company for office space, utilities and secretarial and administrative support. We recognized $259,333 and $220,667 in expenses incurred in connection with the aforementioned arrangements with the related parties on our statements of operations for the period from February 10, 2021 (inception) to December 31, 2021 and for the year ended December 31, 2022, respectively, which is included in operating and formation costs on the condensed statements of operations. As of December 31, 2021 and December 31, 2022, there were $60,000 and $0, respectively in fees outstanding for these services, which is included in due to related party on the balance sheets.

Operating and Formation Costs

During the year ended December 31, 2022, our sponsor and affiliates of our sponsor also paid operating and formation costs of $237,500 on behalf of the Company. These amounts are included in due to related party on the condensed balance sheet as of December 31, 2022.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 8. Financial Statements and Supplementary Data

This information appears following Item 16 of this Report.

Index To Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID# 688)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and the period from February 10, 2021 (inception) to December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and the period from February 10, 2021 (inception) to December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and the period from February 10, 2021 (inception) to December 31, 2021	F-6
Notes to Financial Statements	F-7

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the company’s management has concluded that the controls around the interpretation and accounting for the Class A ordinary shares issued by the company were not effectively designed or maintained. This material weakness resulted in the restatement of the company’s balance sheet as of June 21, 2021, and the Company’s quarterly unaudited financial statements and related footnotes as of and for the quarterly period ended June 30, 2021.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

Our management has concluded that the internal control procedures around the interpretation and accounting for the Class A ordinary shares was not effectively designed or maintained. This material weaknesses resulted in the restatement of the Company’s balance sheet as of June 21, 2021, and the Company’s quarterly unaudited financial statements as of and for the quarterly period ended June 30, 2021. In light of this material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements, research materials and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:8

Name	Age	Position
John Cadeddu	56	Co-Chairman and Director
Marvin Tien	48	Co-Chairman, Chief Executive Officer and Director
Alexandre Balkanski	62	Director
John Mulkey	49	Director
Jason Park	46	Director
Jane Mathieu	48	President
Jerome “Jerry” Letter	48	Chief Financial Officer and Chief Operating Officer
David Kutcher	40	Chief Investment Officer
Kevin Tanaka	32	Director of Corporate Development

John Cadeddu, has served as our Co-Chairman and member of our board of directors since February 2021. He is currently a General Partner and Managing Director of Corner Ventures and co-founded its predecessor firm, DAG Ventures. Mr. Cadeddu also serves as Co-Chairman and a director of Corner Growth. From 2004 to 2016, DAG Ventures raised in excess of $1.6 billion over five funds, and Mr. Cadeddu sourced many of DAG Ventures’ most successful investments, including Ambarella, Inc. (NASDAQ: AMBA), Bloom Energy Corporation (NYSE: BE), Clearwell Systems, Inc. (acquired by Symantec), Eventbrite, Inc. (NYSE: EB), FireEye, Inc. (NASDAQ: FEYE), Glassdoor, Inc. (acquired by Recruit Holdings Co., Ltd.), Grubhub Inc. (NASDAQ: GRUB), iZettle AB (acquired by PayPal), Jasper Technologies, Inc. (acquired by Cisco), LearnVest, Inc. (acquired by Northwest Mutual), Nextdoor, 1Life Healthcare, Inc. (NASDAQ: ONEM), OptiMedica Corporation (acquired by AMO), Silver Peak Systems, Inc. (acquired by HPE), Wealthfront Inc., WeWork Companies Inc., Wix.com Ltd. (NASDAQ: WIX), Xoom Corporation (listed as XOOM on the Nasdaq Global Select Market prior to being acquired by PayPal) and Yelp Inc. (NYSE: YELP). From 1999 to 2004, Mr. Cadeddu worked at Duff Ackerman & Goodrich, a telecommunications-focused private equity firm. Prior to Duff Ackerman & Goodrich, Mr. Cadeddu worked at Tandem Computers, Octel Communications, JP Morgan and Amsterdam Pacific. Mr. Cadeddu serves on the board of directors of Beewise Technologies Ltd., Get Fabric Ltd., Prismo Systems Inc. and Picarro. He is also a board observer at Twin Health, Solv Health Inc. and Wealthfront Inc. He has previously served as board member or board observer at Ambarella Inc., Bloom Energy Corporation, EventBrite, Inc., FireEye, Inc., Glassdoor, Inc., GrubHub Inc., Mint Software Inc., 1Life Healthcare, Inc., Pacific BioSciences of California, Inc., Silver Peak Systems, Inc. and Xoom Corporation. Mr. Cadeddu is a graduate of Harvard University and received his MBA from the Stanford University Graduate School of Business. We believe Mr. Cadeddu’s substantial experience investing in growth stage technology companies, extensive network, and various prior investment roles make him well qualified to serve as a member of our board of directors.

Marvin Tien, has served as our Co-Chairman, Chief Executive Officer and member of our board of directors since February 2021. He is currently a General Partner and Managing Director of Corner Ventures and a Principal and Founder of Corner Capital Group and Corner Capital Management. He also serves as Co-Chairman, Chief Executive Officer and a director of Corner Growth. Corner Ventures was established in 2018 with a focus on leading growth financing rounds of emerging global technology companies. In 2010, Mr. Tien also co-managed Green Lake Capital, an investment subsidiary for Walsin Liwha Corp (TPE: 1605), which invested in emerging infrastructure technologies and became one of the largest owners and operators of commercial and industrial solar power generation assets. Later, in 2013, Mr. Tien co-founded Ahana Capital, which was subsequently sold to ATNI International (NASDAQ: ATNI) in 2014, and Mr. Tien co-led their efforts to expand the infrastructure investments to greater Asia. Prior to Green Lake Capital, Mr. Tien focused on family investments for Corner Capital Group, which made direct investments in private companies focused on cross border opportunities between the United States and Asia. Mr. Tien serves on the board of directors of Halcyon Tech Inc., Bookaway Ltd., Brainvivo Ltd., Ludeo, Healthy.io Ltd., Cymbio Digital Ltd., Assemble Stream Inc., Boldend Inc., Shift Time Inc. and Legal Logic Ltd. (d/b/a LawGeex). Mr. Tien is a graduate of Cornell University and received his MBA from the Wharton School at the University of Pennsylvania. We believe Mr. Tien’s significant experience investing in both private and public technology companies, investing acumen, and global network make him well qualified to serve as a member of our board of directors.

Alexandre Balkanski has served as a member of our board of directors since our Initial Public Offering. He is a long-time technology industry leader with a demonstrated track record of delivering growth in revenue and profits while achieving recognition for outstanding customer satisfaction. He is currently the president and chief executive officer of Picarro where he has also served as director since 2002. He also serves as a director of Corner Growth. Mr. Balkanski also currently serves as a board member of D2S, Inc. and Engageli, Inc. where he has served since 2007 and July 2020, respectively. Prior to joining Picarro in 2013, Mr. Balkanski was a managing partner and general partner at Benchmark Capital from March 2000 to November 2013. Mr. Balkanski previously led C-Cube Microsystems Inc. (“C-Cube”) and DiviCom Inc. (“DiviCom”), two pioneering companies that drove the MPEG standard to dominance in consumer electronics and broadcasting. Mr. Balkanski founded C-Cube in 1988. In 1994, he took the company public, and in 1998 he orchestrated C-Cube’s acquisition of DiviCom. Previously, he was a board member of Ambarella, Inc. (NASDAQ: AMBA), Decru, Inc. (acquired by Network Appliance, Inc.), Entrisphere, Inc. (acquired by Telefonaktiebolaget LM Ericsson) and Infinera Corporation (NASDAQ: INFN). Mr. Balkanski holds a PhD and MS from Harvard University and a Bachelor of Science from Harvard College. We believe Mr. Balkanski’s significant experience in the technology sector makes him well qualified to serve as a member of our board of directors.

John Mulkey has served as a member of our board of directors since our Initial Public Offering. He is currently the manager of Mulkey Holdings, a private family office specializing in debt and equity investments across the hospitality, real estate, gaming and lodging sectors. Mr. Mulkey also serves as the President and CFO of Plain Sight Properties real estate development fund, which specializes in the development of build-for-rent communities. He also serves as a director of Corner Growth. Prior to his current roles, Mr. Mulkey was the chief financial officer and executive vice president of Zuffa, LLC (dba and owner of Ultimate Fighting Championship (“UFC”)) from 2006 to 2015. During his decade-long role at UFC, Mr. Mulkey oversaw all worldwide financial operations for the media and entertainment company and contributed to its growth from a breakeven cash flow enterprise to one valued at over $4 billion at exit. Prior to UFC, Mr. Mulkey was a managing director at Wachovia Securities LLC from 2005 to 2006, where he ran high-yield research in the gaming and lodging sectors and was twice awarded the prestigious Institutional Investor All-American research award. Prior to Wachovia, Mr. Mulkey was a managing director at Bear Stearns & Co. in New York City from 2001 to 2005, where he held a similar role across the equity and high-yield platforms at the investment bank. Before moving to New York, Mr. Mulkey was the director of business development for Station Casinos, Inc. in Las Vegas and had worked in various analyst roles there and with Mirage Resorts Inc., where he was a graduate of the Management Associate Program. Mr. Mulkey holds a Bachelor of Arts degree in Economics from Vanderbilt University in Nashville, Tennessee. We believe Mr. Mulkey’s significant experience in finance and investments in the hospitality, real estate and gaming sectors makes him well qualified to serve as a member of our board of directors.

Jason Park has served as a member of our board of directors since our Initial Public Offering. He is currently the chief financial officer of DraftKings Inc. (NASDAQ: DKNG) (“DraftKings”). He also serves as a director of Corner Growth. Mr. Park joined DraftKings in his capacity as chief financial officer in June 2019, and is responsible for the accounting, tax, treasury, financial planning and analysis and investor relations departments. Prior to joining DraftKings, from 2009 to 2019, Mr. Park worked at Bain Capital Private Equity (“Bain Capital”) where he was an operating partner and focused on technology investments. For more than 10 years, Mr. Park worked collaboratively with chief executive officers, chief financial officers and management teams to develop and achieve value creation plans. Before Bain Capital, he was an associate partner at McKinsey & Company from 1999 to 2008. Mr. Park has previously served as a director of CentralSquare Technologies, Inc. Mr. Park holds an MBA from the Wharton School at the University of Pennsylvania and MAcc (Master of Accountancy) and Bachelor of Business Administration degrees from the University of Michigan. We believe Mr. Park’s significant experience in technology and finance makes him well qualified to serve as a member of our board of directors.

Jane Mathieu, has served as our President since February 2021. She is currently a Partner at Corner Ventures and serves as President of Corner Capital Management. She also serves as President of Corner Growth. Previously, Ms. Mathieu served as Director and General Counsel for Green Lake Capital, leading one of the first Power Purchase Agreement Funds in the renewable energy space from 2010 to 2014. In 2014, Ms. Mathieu and Mr. Tien structured a sale of the Green Lake Capital portfolio to ATNI International (NASDAQ: ATNI) and continued to manage it under the Ahana Renewables umbrella, a subsidiary of ATNI. Ahana Renewables was focused on cross-border transactions in the energy sector. Ms. Mathieu has served as an advisor to Corner Capital Group since 2014 and is currently a Partner. Prior to that Ms. Mathieu was a real estate and structured finance attorney from 2004 to 2008 at DLA Piper where she represented commercial banks, insurance companies, REITs, and funds in capital markets transactions. Ms. Mathieu served on the Board of Directors for TILT Holdings Inc. (OTCMKTS: TLLTF) from 2019 until February 15, 2023. She is a graduate of the University of California, Los Angeles and received her JD from Brooklyn Law School.

Jerry Letter, has served as our Chief Financial Officer and Chief Operating Officer since February 2021. He is currently Chief Financial Officer, Chief Operating Officer and a Partner at Corner Ventures and Chief Financial Officer at Corner Capital Management. He also serves as Chief Financial Officer and Chief Operating Officer of Corner Growth. Prior to joining Corner Ventures in February 2021, Mr. Letter served in various roles for Airbnb, Inc. (NASDAQ: ABNB) (“Airbnb”) from March 2017 until January 2021, including as a member of the company’s global leadership team as director of operations and finance and as the chief operations and financial officer for Airbnb’s luxury business unit, where he was responsible for home supply and quality, service product design, guest experience/hospitality, strategy, finance, and business operations. From 2005 to 2017, Mr. Letter served as a partner and the chief financial officer at InterMedia Partners, L.P. (“InterMedia”), a middle-market media and tech focused growth and private equity fund. At InterMedia, Mr. Letter led the sourcing and execution of multiple buy-side transactions while also utilizing operational expertise by working closely with portfolio company management to drive value creation post investment. While at InterMedia, Mr. Letter was also instrumental in executing a series of mergers creating Hemisphere Media Group, Inc. (NASDAQ: HMTV) via the Azteca Acquisition Corporation, a special purpose acquisition company. Prior to InterMedia, Mr. Letter was based in Silicon Valley, where he served as director of finance at Exodus Communications, Inc., and as corporate controller of GlobalCenter Inc. Mr. Letter began his career at Arthur Andersen LLP becoming a Certified Public Accountant (currently inactive). Mr. Letter has served on the Board of Directors of Selina Holding Company SE since January 2021. Mr. Letter is a graduate of Indiana University and received his MBA from Columbia Business School.

David Kutcher, has served as our Chief Investment Officer since February 2021. He is currently a Venture Partner with Corner Ventures, where he previously served as Chief Financial Officer from October 2020 until February 2021. He also serves as Chief Investment Officer of Corner Growth. Prior to joining Corner Ventures in 2020, he was the managing partner at Torian Capital Partners, a firm he co-founded in 2016, which now serves as a family investment vehicle. From 2011 to 2016, Mr. Kutcher was a Managing Director with Broadband Capital Management, a New York based merchant banking firm and was an advisor to its successor firm, Broadband Capital Partners, an alternative investment firm, from February 2016 until December 2018. Mr. Kutcher was also the interim chief financial officer for Immunome (NASDAQ: IMNM), a Broadband Capital portfolio company, from June 2016 through March 2018. Mr. Kutcher had a significant role in assisting special purpose acquisition companies through their initial public offering and business combination processes, including Committed Capital Acquisition Corporation, which acquired One Group Hospitality, Inc. (NASDAQ: STKS) in October 2013 and was controlled by Broadband Capital principals. Mr. Kutcher started his career as an M&A and capital markets lawyer with Ellenoff Grossman & Schole LLP in New York from 2008 to 2011. Prior investments include Vroom, Inc. (NASDAQ: VRM), Immunome, Inc. (NASDAQ: IMNM), Zynerba Pharmaceuticals, Inc. (NASDAQ: ZYNE), ONE Group Hospitality, Inc. (NASDAQ: STKS), Montrose Environmental Group, Inc. (NYSE: MEG), TILT Holdings Inc. (OTCMKTS: TLLTF), Hydrofarm Holdings Group, Inc. (NYSE: HYFM) and Mile High Labs International, Inc. Mr. Kutcher is also a board observer at IPwe. Mr. Kutcher holds a Bachelor of Arts from the University of the South (Sewanee) and a JD from Samford University (Cumberland).

Kevin Tanaka, has served as our Director of Corporate Development since February 2021. He has been a Principal at Corner Ventures since 2019. He also serves as Director of Corporate Development of Corner Growth. Prior to joining Corner Ventures, Mr. Tanaka worked at M-III Partners from 2018 to 2019 where he served as a vice president, helping the company in its lead role as the financial and restructuring advisor to Sears prior to and through its Chapter 11 restructuring. Prior to joining M-III, Mr. Tanaka worked at Vista Equity Partners on the Private Equity team in Austin, Texas from 2015 to 2017 where he specialized in the evaluation and acquisition of enterprise software, data, and technology companies. Before Vista, Mr. Tanaka worked at Morgan Stanley from 2013 to 2015. Mr. Tanaka is a graduate of the University of California, Berkeley.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:9

Individual	Entity	Entity’s Business	Affiliation
John Cadeddu	Corner Ventures	Venture Firm	Co-founder, General Partner
	Corner Growth Acquisition Corp.	Technology focused SPAC	Co-Chairman, Director
	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Co-Chairman, Director
	CommonSense Robotics Ltd. (d/b/a Fabric)	Logistics automation	Director
	Beewise Technology	Technology and robotic beehives	Director
	Prismo Systems Inc.	Cybersecurity	Director
	Picarro, Inc.	Electronic equipment and instruments	Director
	Twin Health	Healthcare technology	Board Observer
	SolvHealth	Healthcare technology	Board Observer
	Wealthfront Inc.	Automated investment service	Board Observer
Marvin Tien	Corner Ventures(1)	Venture Firm	Co-founder, General Partner
	Corner Capital Management	Investment Firm	Principal and Founder
	Corner Capital Group(1)	Investment Firm	General Partner
	Corner Growth Acquisition Corp.	Technology focused SPAC	Co-Chairman, Chief Executive Officer, Director
	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Co-Chairman, Chief Executive Officer, Director
	Healthy.io Ltd.	Healthcare technology	Director
	Nexar Inc.	Artificial Intelligence	Director
	Multinarity Ltd.	Augmented Reality	Director
	Cymbio Digital Ltd.	E-Commerce	Director
	Legal Logic Ltd. (d/b/a LawGeex)	Legal contract automation	Director
	Halcyon Tech	Technology and cyber defense	Director
	Bookaway Ltd.	Technology and online travel	Director
	Brainvivo Ltd.	Technology and artificial intelligence	Director
	Ludeo	Technology and gaming	Director
	Assemble Stream	Technology andWeb3 education	Director
	Boldended Inc.	Technology and cyber defense	Director
	Shift Time, Inc.	Technology, human resources and consumer finance	Director
Alexandre Balkanski	Picarro, Inc.	Electronic equipment and instruments	President, Chief Executive Officer and Director
	Corner Growth Acquisition Corp.	Technology focused SPAC	Director Nominee
	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Director Nominee
	D2s, Inc.	Software and tech services	Director
	Engageli, Inc.	Digital learning	Director
John Mulkey	Mulkey Holdings	Hospitality, real estate, gaming and lodging	Manager
	Corner Growth Acquisition Corp.	Technology focused SPAC	Director Nominee
	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Director Nominee
	Plain Sight Properties	Real estate	President, Chief Financial Officer

Individual	Entity	Entity’s Business	Affiliation
Jason Park	DraftKings Inc.	Consumer discretionary services	Chief Financial Officer
	Corner Growth Acquisition Corp.	Technology focused SPAC	Director Nominee
	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Director Nominee
Jane Mathieu	Corner Ventures(1)	Venture Firm	Partner, General Counsel
	Corner Capital Group(1)	Investment Firm	Partner, General Counsel
	Corner Growth Acquisition Corp.	Technology focused SPAC	President
	Corner Growth Acquisition Corp. 3	Technology focused SPAC	President
Jerry Letter	Corner Ventures(1)	Venture Firm	Partner, Chief Financial Officer and Chief Operating Officer
	Corner Capital Management	Investment Firm	Chief Financial Officer
	Corner Growth Acquisition Corp.	Technology focused SPAC	Chief Financial Officer and Chief Operating Officer
	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Chief Financial Officer and Chief Operating Officer
	OnPoint Global, LLC	Digital content	Director
	Powerband Solutions Inc.	Online auto financing	Director
David Kutcher	Corner Growth Acquisition Corp.	Technology focused SPAC	Chief Investment Officer
	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Chief Investment Officer
	IPwe	Blockchain Technology	Observer
Kevin Tanaka	Corner Ventures(1)	Venture Firm	Principal
	Corner Growth Acquisition Corp.	Technology focused SPAC	Director of Corporate Development
	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Director of Corporate Development

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

Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date that our securities were first listed on the Nasdaq and through the earlier of the consummation of our initial business combination and our liquidation, we began to reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $40,000 per month.

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

Item 11. Executive Compensation

Executive Officer and Director Compensation

None of our executive officers or directors has received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the Nasdaq and through the earlier of the consummation of our initial business combination and our liquidation, we began to reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $40,000 per month; provided, that if we complete our initial business combination prior to the termination date, then at the closing of the business combination, we will pay to such affiliate maximum amount equal to $480,000 less any amounts previously paid under the Administrative Services Agreement. In addition, our sponsor, executive officers and directors, or their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 3, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

In the table below, percentage ownership is based on 6,485,214 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 150,000 Class B ordinary shares outstanding as of April 3, 2023. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. All of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, as described herein. On March 15, the Company held the Second Extension Meeting. As part of the Second Extension Meeting, shareholders elected to redeem 1,444,221 Class A ordinary shares. To the extent any of the persons listed in the table below redeemed any of their Class A ordinary shares in connection with the Second Extension Meeting, their ownership may differ from the information set forth below. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Annual Report on Form 10-K.

	Class B Ordinary Shares		Class A Ordinary Shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage
	Beneficially	Percentage	Beneficially	Percentage	of Voting
Name of Beneficial Owner(1)	Owned	of Class	Owned	of Class	Control
CGA Sponsor 2, LLC (our sponsor) (2)	—	—	4,475,000	69.0%	67.4%
John Cadeddu (2)	—	—	4,475,000	69.0%	67.4%
Marvin Tien (2)	—	—	4,475,000	69.0%	67.4%
Jane Mathieu	—	—	—	—	—
Jerry Letter	—	—	—	—	—
David Kutcher	—	—	—	—	—
Kevin Tanaka	—	—	—	—	—
Alexandre Balkanski	50,000	33.3%	—	—	*
John Mulkey	50,000	33.3%	—	—	*
Jason Park	50,000	33.3%	—	—	*
All officers and directors as a group (9 individuals)	150,000	100.0%	—	—	69.7%
Feis Equities LLC(3)	—	—	252,161	3.89%	3.80%
Taconic Capital Advisors L.P.(4)	—	—	905,162	14.0%	13.6%
Polar Asset Management Partners Inc.(5)	—	—	999,999	15.4%	15.0%
Radcliffe Capital Management, L.P. (6)	—	—	375,535	5.8%	5.7%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 251 Lytton Avenue, Suite 200, Palo Alto, California 94301.
(2)	The shares reported above are held in the name of our sponsor. Our sponsor is controlled by John Cadeddu and Marvin Tien.
(3)

Includes Class A ordinary shares beneficially held by Feis Equities LLC (“Feis Equities”), and Lawrence M. Feis (“Mr. Feis”), based solely on the Schedule 13G filed jointly by Feis Equities and Mr. Feis with the SEC on January 17, 2023. Mr. Feis is the control person of Feis Equities. Each of Feis Equities and Mr. Feis may be deemed to beneficially own 252,161 Class A ordinary shares, but each disclaims beneficial ownership to such shares except to the extent of its applicable pecuniary interests thereto. The business address of each of Feis Equities and Mr. Feis is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.

(4)

Includes Class A ordinary shares beneficially held for the accounts of Taconic Opportunity Master Fund L.P. (“Taconic Opportunity Fund”) and Taconic Master Fund 1.5 L.P. (“Taconic Event Fund,” and together with Taconic Opportunity Fund, the “Taconic Funds”) by Taconic Capital Advisors L.P. (“Taconic Advisors LP”), a Delaware limited partnership, Taconic Capital Advisors UK LLP, a United Kingdom limited liability partnership (“Taconic Advisors UK”), Taconic Associates LLC, a Delaware limited liability company (“Taconic Associates”), Taconic Capital Partners LLC, a Delaware limited liability company (“Taconic Capital”), Taconic Capital Performance Partners LLC, a Delaware limited liability company (“Taconic Partners”) and Frank P. Brosens (“Mr. Brosens”), based solely on the Schedule 13G filed jointly by Taconic Advisors LP, Taconic Advisors UK, Taconic Associates, Taconic Capital, Taconic Partners and Mr. Brosens with the SEC on February 10, 2023. Taconic Advisors LP serves as the investment manager to each of the Taconic Funds. Taconic Advisors LP has entered into a sub-advisory agreement with Taconic Advisors UK pursuant to which Taconic Advisors UK serves as a subadvisor to Taconic Advisors LP in respect of each of the Taconic Funds. Taconic Advisors LP is the manager of Taconic Capital Services UK Ltd, the UK parent entity of Taconic Advisors UK. Accordingly, Taconic Advisors LP and Taconic Advisors UK may be deemed a beneficial owner of the Shares held for the accounts of the Taconic Funds. Taconic Partners serves as the general partner to Taconic Advisors LP. Taconic Associates serves as the general partner to Taconic Opportunity Fund, and accordingly may be deemed a beneficial owner of the Shares held for the account of Taconic Opportunity Fund. Taconic Capital serves as the general partner to Taconic Event Fund, and accordingly may be deemed a beneficial owner of the Shares held for the account of Taconic Event Fund. Mr. Brosens is a principal of Taconic Advisors LP and a manager of each of Taconic Partners, Taconic Associates and Taconic Capital. In such capacities, Mr. Brosens may be deemed a beneficial owner of the Shares held for the accounts of the Taconic Funds. The address of the principal business of office of each of Taconic Advisors LP, Taconic Associates, Taconic Partners, Taconic Capital and Mr. Brosens is c/o Taconic Capital Advisors L.P. 280 Park Avenue, 5th Floor, New York, NY 10017. The address of the principal business office of Taconic Advisors UK is 55 Grosvenor Street, 4th Floor, London, W1K 3HY, UK.

(5)

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

(6)

Includes Class A ordinary shares beneficially held by Radcliffe Capital Management, L.P. (“RCM”), RGC Management Company, LLC (“RGC”), Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P. (“RSMF”) and Radcliffe SPAC GP, LLC (“RSG”), based solely on the Schedule 13G/A filed jointly by RCM, RGC, Mr. Katznelson, Mr. Hinkel, RSMF and RSG with the SEC on February 14, 2023. RCM is the relevant entity for which RGC, Mr. Katznelson and Mr. Hinkel may be considered control persons. RSMF is the relevant entity for which RSG, Mr. Katznelson and Mr. Hinkel may be considered control persons. The business address of this stockholder is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On February 18, 2021, our sponsor paid $25,000, or approximately $0.005 per share, to cover certain expenses on our behalf in consideration of 5,031,250 Class B ordinary shares, par value $0.0001. In March 2021, our sponsor transferred 50,000 Class B ordinary shares to each of our independent directors. Up to 656,250 of the Class B ordinary shares outstanding were subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment in connection with the Initial Public Offering was not exercised in full or in part. As a result of the underwriters’ election to partially exercise their over-allotment option, the sponsor forfeited 406,250 Class B ordinary shares for no consideration, resulting in an aggregate of 4,625,000 Class B ordinary shares outstanding as of December 31, 2022. On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the sponsor elected to convert its 4,475,000 shares of Class B ordinary shares on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our Initial Public Offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

We currently maintain our executive offices at 251 Lytton Avenue, Suite 200, Palo Alto, California 94301. Commencing on the date that our securities were first listed on the Nasdaq and through the earlier of the consummation of our initial business combination and our liquidation, we began to reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of (A) $40,000 per month and continuing monthly until the termination Date, and (B) on the termination Date, an amount equal to $480,000 less any amounts previously paid by the Company.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2022, no working capital loans were outstanding.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the period from February 10, 2021 (inception) to December 31, 2021, including services in connection with our Initial Public Offering, totaled approximately $114,000. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the year ended December 31, 2022 totaled approximately $98,000. The above amounts include interim review procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the period from February 10, 2021 (inception) to December 31, 2021 and for the year ended December 31, 2022, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from February 10, 2021 (inception) to December 31, 2021 or the year ended December 31, 2022.

All Other Fees. We did not pay Marcum for other services for the period from February 10, 2021 (inception) to December 31, 2021 and for the year ended December 31, 2022.

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

3.2

Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2022, File No. 001-40510)

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

4.5	Description of Registrant’s Securities.*

Exhibit No.	Description

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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 31, 2022, File No. 001-40510).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 3, 2023

CORNER GROWTH ACQUISITION CORP.2

/s/ Marvin Tien
Name:	Marvin Tien
Title:	Co-Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Marvin Tien
Marvin Tien	Co-Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 3, 2023
/s/ Jerome “Jerry” Letter
Jerome “Jerry” Letter	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	April 3, 2023
/s/ John Cadeddu
John Cadeddu	Co-Chairman and Director	April 3, 2023
/s/ Alexandre Balkanski
Alexandre Balkanski	Director	April 3, 2023
/s/ John Mulkey
John Mulkey	Director	April 3, 2023
/s/ Jason Park
Jason Park	Director	April 3, 2023

CORNER GROWTH ACQUISITION CORP. 2

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for Corner Growth Acquisition Corp. 2:

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2022 and December 31, 2021	F-3

Statements of Operations for the year ended December 31, 2022 and the period from February 10, 2021 (inception) through December 31, 2021	F-4

Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and the period from February 10, 2021 (inception) to December 31, 2021	F-5

Statements of Cash Flows for the year ended December 31, 2022 and the period from February 10, 2021 (inception) to December 31, 2021	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Corner Growth Acquisition Corp. 2

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Corner Growth Acquisition Corp. 2 (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2022 and the period from February 10, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 , and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from February 10, 2021 (inception) through December 31, 2021 , in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination by March 21, 2024. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

April 3, 2023

CORNER GROWTH ACQUISITION CORP. 2

BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$117,686	$1,268,509
Prepaid expenses	258,737	577,866
Total current assets	376,423	1,846,375
Noncurrent assets
Prepaid expenses	—	258,633
Cash and marketable securities held in trust account	76,123,731	185,020,263
Total Assets	$76,500,154	$187,125,271
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,673	$3,673
Offering costs payable	7,800	107,800
Due to related party	237,500	60,000
Accrued expenses	2,515,779	271,110
Total current liabilities	2,764,752	442,583
Warrant liabilities	160,661	9,831,624
Deferred underwriting fee payable	6,475,000	6,475,000
Total Liabilities	9,400,413	16,749,207
COMMITMENTS AND CONTINGENCIES (NOTE 5)
Class A ordinary shares subject to possible redemption, 7,406,265 shares at redemption value as of December 31, 2022 and 18,500,000 shares at redemption value as of December 31, 2021	76,123,731	185,000,000
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 0 issued and outstanding (excluding 7,406,265 and 18,500,000 shares subject to possible redemption as of December 31, 2022 and December 31, 2021, respectively)	—	—
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 4,625,000 shares issued and outstanding	463	463
Additional paid-in capital	—	—
Accumulated deficit	(9,024,453)	(14,624,399)
Total Shareholders’ Deficit	(9,023,990)	(14,623,936)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$76,500,154	$187,125,271

The accompanying notes are an integral part of these financial statements.

CORNER GROWTH ACQUISITION CORP. 2

STATEMENT OF OPERATIONS

	For the year	February 10,
	ended	2021 (inception) through
	December 31,	December 31,
	2022	2021
Operating and formation costs	$(4,050,754)	$(1,389,224)
Loss from operations	(4,050,754)	(1,389,224)
Other income (loss):
Earnings and realized gain on marketable securities held in Trust Account	1,188,378	20,263
Transaction costs allocated to warrant liabilities	—	(448,003)
Realized gain on extinguishment of overallotment liability	—	185,409
Change in fair value of warrant liabilities	9,670,963	3,384,315
Net income	$6,808,587	$1,752,760
Basic and diluted weighted average shares outstanding of Class A ordinary shares	12,451,635	10,986,154
Basic and diluted net income per Class A ordinary share	$0.40	$0.11
Basic and diluted weighted average shares outstanding of Class B ordinary shares	4,625,000	4,521,154
Basic and diluted net income per Class B ordinary share	$0.40	$0.11

The accompanying notes are an integral part of these financial statements.

CORNER GROWTH ACQUISITION CORP. 2

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance—February 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary shares to initial shareholders	—	—	5,031,250	503	24,497	—	25,000
Forfeiture of Class B Ordinary shares by intial shareholders	—	—	(406,250)	(40)	40	—	—
Overallotment liability	—	—	—	—	(185,409)	—	(185,409)
Excess cash received over fair value of Private Placement Warrants	—	—	—	—	1,485,000	—	1,485,000
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(1,324,128)	(16,377,159)	(17,701,287)
Net income	—	—	—	—	—	1,752,760	1,752,760
Balance, December 31, 2021	—	$—	4,625,000	$463	$—	$(14,624,399)	$(14,623,936)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,208,641)	(1,208,641)
Net income	—	—	—	—	—	6,808,587	6,808,587
Balance, December 31, 2022	—	$—	4,625,000	$463	$—	$(9,024,453)	$(9,023,990)

The accompanying notes are an integral part of these financial statements.

CORNER GROWTH ACQUISITION CORP. 2

STATEMENTS OF CASH FLOWS

	For the year	February 10,
	ended	2021 (inception)
	December 31,	to December 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$6,808,587	$1,752,760
Adjustments to reconcile net income to net cash used in operating activities:
Earnings and realized (gain) loss on marketable securities held in Trust Account	(1,188,378)	(20,263)
Realized gain on extinguishment of overallotment liability	—	(185,409)
Transaction costs allocated to warrant liabilities	—	448,003
Change in fair value of warrant liabilities	(9,670,963)	(3,384,315)
Changes in operating assets and liabilities:
Accounts payable	—	3,673
Accrued expenses	2,244,669	271,110
Prepaid expenses	577,762	(836,499)
Due to related party	177,500	60,000
Net cash used in operating activities	(1,050,823)	(1,890,940)
Cash Flows from Investing Activities
Investment of cash in Trust Account	(977,627)	(185,000,000)
Proceeds received from Trust Account	111,062,537	—
Net cash provided by (used in) investing activities	110,084,910	(185,000,000)
Cash Flows from Financing Activities
Proceeds from promissory note-related party	—	100,000
Payment of promissory note-related party	—	(100,000)
Proceeds from issuance of Class B ordinary shares to initial shareholders	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	181,300,000
Proceeds from sale of Private Placement Warrants	—	7,425,000
Proceeds received from Sponsor contributions	977,627	—
Payments to Class A ordinary shareholders for redemption of shares	(111,062,537)	—
Payment of offering costs	(100,000)	(590,551)
Net cash provided by (used in) financing activities	(110,184,910)	188,159,449
Net change in cash	(1,150,823)	1,268,509
Cash at beginning of the period	1,268,509	—
Cash at end of the period	$117,686	$1,268,509
Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$—	$185,000,000
Deferred underwriting fee	$—	$6,475,000
Initial classification of warrant liabilities	$—	$13,215,939
Offering costs payable	$7,800	$107,800
Remeasurement of Class A ordinary shares subject to possible redemption	$1,208,641	$—

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering described below (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On May 17, 2022, the Company entered into a non-binding letter of intent (the “Letter of Intent”) with a differentiated food tech platform (the “Target”) for an initial business combination. The Target is a vertically integrated producer of premium bulk grains, value-added ingredients, and CPG goods, driving fundamental change with significant attention around supply chain certainty, food security, plant-based foods and ESG, and the Company believes the Target is a compelling investment opportunity given its vertical integration, commercial opportunity and macro tailwinds. The Company is continuing to pursue this opportunity.

On June 15, 2022, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”) which amended the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate its initial Business Combination from June 21, 2022 (the “Original Termination Date”) to March 21, 2023 (the “First Extended Date”). As part of the Extraordinary General Meeting, shareholders elected to redeem 11,093,735 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $111,062,537, or approximately $10.01 per share which includes $125,817 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions, 7,406,265 Class A ordinary shares remained issued and outstanding. In order to support the extension to consummate an initial Business Combination to the First Extended Date, the Sponsor agreed to deposit $244,407 into the Trust Account, which is an aggregate of $0.033 per Class A ordinary share for each month of the extension period up to and until October 21, 2022, pro-rated for partial months during the extension period, resulting in a potential maximum contribution of $977,627, or $0.132 per share of Class A ordinary shares that was not redeemed in connection with the Extraordinary General Meeting. Contributions in the amount of $0.033 per Class A ordinary shares were funded on each of June, July, August and September 21, 2022. If the Company does not consummate its initial Business Combination as of October 21, 2022, the holders of Class A ordinary shares then outstanding will be provided with the opportunity to redeem their Class A ordinary shares on or about October 21, 2022.

On October 21, 2022, the Company launched a fixed price tender offer (the “Tender Offer”) to purchase and redeem its Class A Ordinary Shares at a purchase price of $10.21 per share of Class A Ordinary Shares, net to seller in cash and without interest upon the terms and subject to the conditions set forth in the Tender Offer. The Tender Offer expired on January 6, 2023 (the “Expiration Time”). The Tender Offer is not conditioned on the tender of any minimum number of Class A Ordinary Shares and is not subject to any financing condition. The Company paid for Class A Ordinary Shares validly tendered and accepted for redemption in the Tender Offer on a date promptly after the Expiration Time.

On December 27, 2022, the Company issued a press release announcing that the Company and the Sponsor have agreed that the Company or the Sponsor or its designee will deposit into the trust account an aggregate of $0.06 per share for each month beginning on (or prior to) January 9, 2023 and continuing on the ninth day of each month up and until March 9, 2023, resulting in a maximum contribution of $0.18 per share of Class A Ordinary Shares that is not tendered in connection with the Company’s Tender Offer

If the Company is unable to complete a Business Combination by the Second Extended Date (as defined below) the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $117,686 in its operating bank accounts, $76,123,731 (or $34,244,047 after giving effect to the Tender Offer) to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $2,388,329.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022.

Marketable Securities Held in Trust Account

At December 31, 2022, substantially all of the assets held in the Trust Account were held in cash in U.S. based trust accounts at J.P. Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

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

At December 31, 2022, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$185,000,000
Less:
Fair value of Public Warrants at issuance	(7,275,939)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(10,425,348)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	17,701,287
Class A ordinary shares subject to possible redemption - December 31, 2021	$185,000,000
Less:
Redemption of Class A Ordinary shares	(111,062,537)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	1,208,641
Sponsor contribution	977,627
Class A ordinary shares subject to possible redemption - December 31, 2022	$76,123,731

As part of the Extraordinary General Meeting held on June 15, 2022, shareholders elected to redeem 11,093,735 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $111,062,537, or approximately $10.01 per share. The Company recognized a remeasurement of $1,208,641 for cumulative trust earnings to December 31, 2022, of which $125,187 was paid out to redeeming Class A ordinary shares as their proportionate share of trust earnings through the redemption date and is the difference between the redemption amount per share and the original $10.00 per share times the number of shares redeemed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At December 31, 2022, the Company has not experienced losses on these accounts.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the year ended December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net income per share (in dollars, except per share amounts):

	For the year ended		February 10, 2021 (inception) to
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$4,964,564	$1,844,023	$1,241,743	$511,017
Denominator:
Basic and diluted weighted average ordinary shares outstanding	12,451,635	4,625,000	10,986,154	4,521,154

Basic and diluted net income per ordinary share	$0.40	$0.40	$0.11	$0.11

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of December 31, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized.

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

Promissory Note – Related Party

On February 24, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. As of December 31, 2022, the Company had no amounts outstanding under the Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of December 31, 2022, the Company had no borrowings under any Working Capital Loans.

Administrative Support Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on June 16, 2021, the Company has agreed to pay the Sponsor a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of the Company’s completion of the initial Business Combination or the Company’s liquidation (the “Second Extended Date”).

For the year ended December 31, 2022 and for the period February 10, 2021 (inception) through December 31, 2021, the Company incurred $220,667 and $259,333 in fees for these services, respectively, which is included in operating and formation costs on the statements of operations. As of December 31, 2022 and December 31, 2021, there were $0 and $60,000, respectively, in fees outstanding for these services, which is included in due to related party on the balance sheets.

Operating and Formation Costs

During the year ended December 31, 2022, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $237,500 on behalf of the Company. These amounts are included in due to related party on the balance sheet as of December 31, 2022.

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

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2021, there were 18,500,000 Class A ordinary shares issued or outstanding all of which are classified as temporary equity. On June 15, 2022, in connection with the Extension Proposal, certain shareholders exercised their right to redeem 11,093,735 Class A ordinary shares at a redemption price of approximately $10.01 per share, resulting in redemption payments out of the Trust Account totaling $111,062,537. The redemption payments included the proportionate share of Trust Account earnings in the amount of $125,817. Subsequent to the redemptions, 7,406,265 Class A ordinary shares remained issued and outstanding. At December 31, 2022, there were 7,406,265 Class A ordinary shares issued or outstanding (or 3,304,435 after giving effect to the Tender Offer) all of which are classified as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022, there were 4,625,000 Class B ordinary shares issued and outstanding. On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the sponsor elected to convert its 4,475,000 shares of Class B ordinary shares on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination.

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

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$76,123,731	$185,020,263

At December 31, 2022 and December 31, 2021, $76,123,731 and $125 of the balance held in the Trust Account was held in cash, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2022	Level	December 31, 2021
Liabilities:
Warrant liability – Public Warrants	1	$61,661	1	$5,426,124
Warrant liability – Private Placement Warrants	3	$99,000	3	$4,405,500
Total liabilities		$160,661		$9,831,624

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

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2022 and December 31, 2021 are classified Level 1 due to quoted prices in an active market. The Private Placement Warrants as of December 31, 2022 and December 31, 2021 are classified Level 3 due to the use of unobservable inputs.

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

The key inputs into the Monte Carlo simulation model for the Public Warrants and Private Placement Warrants were as follows at initial measurement and for the Private Placement Warrants at subsequent measurement:

	At June 21,	At December 31,	At December 31,
Warrants	2021 (Initial	2021 (Subsequent	2022 (Subsequent
Input	Measurement)	Measurement)	Measurement)
Risk-free interest rate	0.90%	1.26%	3.99%
Expected term (years)	5.0	5.0	5.0
Expected volatility	21.0%	14.8%	0.5%
Exercise price	$11.50	$11.50	$11.50
Fair value of the ordinary share price	$10.00	$10.00	$10.26
Redemption threshold price	$18.00	$18.00	$18.00
Redemption threshold days	20 days within any 30-day period	20 days within any 30-day period	20 days within any 30-day period
Redemption price	$0.01	$0.01	$0.01
Probability of successful acquisition	90.0%	95.0%	50.0%

As of June 21, 2021, the fair value of the Public Warrants and Private Placement Warrants were determined to be $1.20 per warrant for aggregate values of approximately $7.3 million and $5.9 million, respectively.

As of December 31, 2021, the fair value of the Public Warrants and Private Placement Warrants were determined to be $0.88 and $0.89 per warrant for aggregate values of approximately $5.4 million and $4.4 million, respectively.

As of December 31, 2022, the fair value of the Public Warrants and Private Placement Warrants were determined to be $0.01 and $0.02 per warrant for aggregate values of approximately $62,000 and $99,000, respectively.

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

The change in fair value of the Level 3 warrant liabilities for the period between February 10, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022 is summarized as follows:

Level 3 Warrants
Warrant liability at February 10, 2021	$—
Initial warrant liability at June 21, 2021	13,215,939
Transfer of public warrants to Level 1 during the three months ended September 30, 2021	(7,275,939)
Change in fair value of warrant liability	(1,534,500)
Warrant liability at December 31, 2021	4,405,500
Change in fair value of warrant liability	(4,306,500)
Warrant liability at December 31, 2022	$99,000

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

The key inputs into the Black-Scholes model were as follows for the measurement of the unexercised portion of the overallotment option:

At June 21, 2021
(Initial
Overallotment Options	Measurement)
Risk-free interest rate	0.03%
Expected term (years)	0.12
Expected volatility	7.0%
Dividend yield	0.0%

The change in fair value of the Level 3 overallotment option liability for the period between February 10, 2021 (inception) through December 31, 2021 is summarized as follows:

Level 3 Overallotment
Overallotment option liability at February 10, 2021	$—
Initial overallotment option liability at June 21, 2021	185,409
Realized gain on extinguishment of overallotment option liability	(185,409)
Overallotment option liability at December 31,2021	$—

There was no change in fair value of the Level 3 overallotment liability for the year ended December 31, 2022 as the overallotment period expired during 2021.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the financial statements.

A total of 4,101,830 Class A ordinary shares were validly tendered and not withdrawn in the Tender Offer, which expired on January 6, 2023. The Company accepted for purchase all such Class A ordinary shares at a purchase price of $10.21 per share for an aggregate purchase price of $41,879,684.30. After giving effect to the Tender Offer, there are 3,304,435 Class A Ordinary Shares issued and outstanding.

In connection with the Tender Offer, the Sponsor deposited an additional $198,266 into the Trust Account (an aggregate of $0.06 per Class A ordinary share) on each of January, February and March 9, 2023.

On March 15, 2023, the Company held an extraordinary general meeting of shareholders (the “Second Extension Meeting”), to amend the Company’s amended and restated memorandum and articles of association (the “Second Articles Amendment”) to extend the date by which the Company has to consummate a business combination from March 21, 2023 to March 21, 2024 (such proposal, the “Second Extension Amendment Proposal”). The shareholders of the Company approved the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Extension Meeting and on March 15, 2023, the Company filed the Second Articles Amendment with the Cayman Islands Registrar of Companies.

As part of the Second Extension Meeting, shareholders elected to redeem 1,444,221 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $15,297,014, or approximately $10.59 per share which includes $854,804 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions, 1,444,221 Class A ordinary shares remained issued and outstanding.

The Company and the Sponsor have agreed that they will deposit into the trust account an amount equal to the lesser of (i) $0.04 per share or (ii) $65,000.00 for each month (the “Second Monthly Contribution”) of the second extension period up and until February 21, 2024, resulting in a maximum contribution of $0.48 per share of Class A Ordinary Shares that is not redeemed in connection with the Second Extension Meeting (the “Second Maximum Contribution”, and the period from March 21, 2023 to March 21, 2024 the “Second Guaranteed Payment Period”), subject to the Company’s and the Sponsor’s right to stop making said Monthly Contributions. This contribution will be funded on (or prior to) March 21, 2023, and on or prior to the 21st of each month thereafter through February 21, 2024; provided that, no such deposits will be made following the completion of any business combination.

The per-share pro rata portion of the trust account on February 13, 2023 was approximately $10.50. In the event the Company or the Sponsor elects to stop funding the Second Monthly Contribution, which either may do in its sole discretion, all then outstanding holders of the Class A Ordinary Shares not redeemed in connection with the Second Extension Meeting will be given an opportunity to redeem their shares at that time, and any shareholder that redeems their shares in such an event will receive a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares.

On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the Sponsor, the holder of an aggregate of 4,475,000 shares of the Company’s Class B Ordinary Shares, par value $0.0001 per share, elected to convert 4,475,000 shares of the Class B Ordinary Shares held by it on a one-for-one basis into Class A Ordinary Shares of the Company, with immediate effect. Following such conversion, the Company will have an aggregate of 7,779,435 shares of Class A Ordinary Shares issued and outstanding and 150,000 shares of Class B Ordinary Shares issued and outstanding. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. Since the conversion occurred after the record date of the Second Extension Meeting, there has been no impact to the votes required to approve the proposals or the counting of the votes at the Second Extension Meeting as a result of the conversion.