Form 10-Q
period 2023-03-31
CORNER GROWTH ACQUISITION CORP. 2
filed 2023-05-15
CIK 1847513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, 6,335,214 Class A ordinary shares, par value $0.0001, and 150,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORNER GROWTH ACQUISITION CORP. 2

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

CORNER GROWTH ACQUISITION CORP. 2

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$71,327	$117,686
Prepaid expenses	172,039	258,737
Total current assets	243,366	376,423
Cash and marketable securities held in Trust Account	19,815,785	76,123,731
Total Assets	$20,059,151	$76,500,154
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$450	$3,673
Offering costs payable	—	7,800
Due to related party	492,143	237,500
Accrued expenses	2,639,571	2,515,779
Total current liabilities	3,132,164	2,764,752
Warrant liabilities	907,954	160,661
Deferred underwriting fee payable	6,475,000	6,475,000
Total Liabilities	10,515,118	9,400,413
COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 1,860,214 shares at redemption value as of March 31, 2023 and 7,406,265 shares at redemption value as of December 31, 2022	19,815,785	76,123,731
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 300,000,000 shares authorized; 4,475,000 and 0 issued and outstanding, respectively (excluding 1,860,214 and 7,406,265 shares subject to possible redemption as of March 31, 2023 and December 31, 2022, respectively)	448	—
Class B ordinary shares, $0.0001 par value, 30,000,000 shares authorized; 150,000 and 4,625,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	15	463
Additional paid-in capital	—	—
Accumulated deficit	(10,272,215)	(9,024,453)
Total Shareholders’ Deficit	(10,271,752)	(9,023,990)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$20,059,151	$76,500,154

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2023	2022
Operating and formation costs	$(500,469)	$(553,138)
Loss from operations	(500,469)	(553,138)
Other income (loss):
Earnings and realized gain on marketable securities held in Trust Account	208,954	15,481
Change in fair value of warrant liabilities	(747,293)	7,830,735
Net income (loss)	$(1,038,808)	$7,293,078
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	3,321,140	18,500,000
Basic and diluted net income (loss) per Class A redeemable ordinary share	$(0.13)	$0.32
Basic and diluted weighted average shares outstanding of Class A nonredeemable ordinary shares and Class B ordinary shares	4,625,000	4,625,000
Basic and diluted net income (loss) per Class A nonredeemable ordinary share and Class B ordinary share	$(0.13)	$0.32

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance—January 1, 2023	—	$—	4,625,000	$463	$—	$(9,024,453)	$(9,023,990)
Conversion of Class B ordinary shares to Class A ordinary shares	4,475,000	448	(4,475,000)	(448)	—	—	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(208,954)	(208,954)
Net loss	—	—	—	—	—	(1,038,808)	(1,038,808)
Balance, March 31, 2023	4,475,000	$448	150,000	$15	$—	$(10,272,215)	$(10,271,752)

Balance—January 1, 2022	—	$—	4,625,000	$463	$—	$(14,624,399)	$(14,623,936)
Net income	—	—	—	—	—	7,293,078	7,293,078
Balance, March 31, 2022	—	$—	4,625,000	$463	$—	$(7,331,321)	$(7,330,858)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(1,038,808)	$7,293,078
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized (gain) loss on marketable securities held in Trust Account	(208,954)	(15,481)
Change in fair value of warrant liabilities	747,293	(7,830,735)
Changes in operating assets and liabilities:
Prepaid expenses	86,698	146,047
Accounts payable and accrued expenses	120,569	139,626
Due to related party	254,643	—
Net cash used in operating activities	(38,559)	(267,465)
Cash Flows from Investing Activities
Investment of cash in Trust Account	(659,799)	—
Proceeds received from Trust Account	57,176,699	—
Net cash provided by investing activities	56,516,900	—
Cash Flows from Financing Activities
Proceeds received from Sponsor for Trust Account contributions	659,799	—
Payments to Class A ordinary shareholders for redemption of shares	(57,176,699)	—
Payment of offering costs	(7,800)	—
Net cash used in financing activities	(56,524,700)	—
Net change in cash	(46,359)	(267,465)
Cash at beginning of the period	117,686	1,268,509
Cash at end of the period	$71,327	$1,001,044
Non-cash financing activities:
Offering costs payable	$—	$107,800
Remeasurement of Class A ordinary shares subject to possible redemption	$208,954	$—
Conversion of Class B ordinary shares to Class A ordinary shares.	$448	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period through March 31, 2023 relates to the Company’s formation and the initial public offering described below (the “Initial Public Offering”), and to the Company’s search for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of earnings and realized gain (loss) on marketable securities held in the Trust Account from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,950,000 warrants (including 133,333 Private Placement Warrants purchased in connection with the partial exercise of the underwriter's over-allotment option) (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to CGA Sponsor 2, LLC (the “Sponsor”), generating gross proceeds of $7,425,000, which is described in Note 4.

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

The Company will provide holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination by the Extended Date (as defined below) from the closing of the Initial Public Offering (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

On May 17, 2022, the Company entered into a non-binding letter of intent (the “Letter of Intent”) with a differentiated food tech platform (the “Target”) for an initial business combination. On April 3, 2023, the Letter of Intent between the Company and the Target was terminated. The Company is continuing to pursue other opportunities.

On June 15, 2022, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”) which amended the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate its initial Business Combination from June 21, 2022 (the “Original Termination Date”) to March 21, 2023. As part of the Extraordinary General Meeting, shareholders elected to redeem 11,093,735 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $111,062,537, or approximately $10.01 per share which includes $125,817 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions, 7,406,265 Class A ordinary shares remained issued and outstanding. In order to support the extension to consummate an initial Business Combination to March 21, 2023, the Sponsor agreed to deposit $244,407 into the Trust Account, which is an aggregate of $0.033 per Class A ordinary share for each month of the extension period up to and until October 21, 2022, pro-rated for partial months during the extension period, resulting in a maximum contribution of $977,627, or $0.132 per share of Class A ordinary shares that were not redeemed in connection with the Extraordinary

General Meeting. Contributions in the amount of $0.033 per Class A ordinary shares were funded on each of June, July, August and September 21, 2022. The Company also agreed to provide the holders of Class A ordinary shares then outstanding with the opportunity to redeem their Class A ordinary shares on or about October 21, 2022 if the Company did not consummate its initial Business Combination as of October 21, 2022. On October 21, 2022, the Company launched a fixed price tender offer (the “Tender Offer”) to purchase and redeem its Class A Ordinary Shares at a purchase price of $10.21 per share of Class A Ordinary Shares, net to seller in cash and without interest upon the terms and subject to the conditions set forth in the Tender Offer.

On January 6, 2023, the Tender Offer expired (the “Expiration Time”). A total of 4,101,830 Class A ordinary shares were validly tendered and not withdrawn in the Tender Offer. The Company accepted for purchase all such Class A ordinary shares at a purchase price of $10.21 per share for an aggregate purchase price of $41,879,684, which includes $319,942 of earnings in the Trust Account not previously withdrawn. After giving effect to the Tender Offer, there were 3,304,435 Class A Ordinary Shares issued and outstanding. In connection with the Tender Offer, the Sponsor deposited an additional $198,266 into the Trust Account (an aggregate of $0.06 per Class A ordinary share) on each of January, February and March 9, 2023.

On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the Sponsor, the holder of an aggregate of 4,475,000 shares of the Company’s Class B Ordinary Shares, par value $0.0001 per share, elected to convert 4,475,000 shares of the Class B Ordinary Shares held by it on a one-for-one basis into Class A Ordinary Shares of the Company, with immediate effect. Following such conversion, the Company had an aggregate of 7,779,435 shares of Class A Ordinary Shares issued and outstanding, of which 3,304,435 were subject to possible redemption, and 150,000 shares of Class B Ordinary Shares issued and outstanding. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the Trust Account and the obligation to vote in favor of an initial business combination.

On March 15, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”), to amend the Company’s amended and restated memorandum and articles of association (the “Articles Amendment”) to extend the date by which the Company has to consummate a business combination from March 21, 2023 to March 21, 2024 (such proposal, the “Extension Amendment Proposal” and such date, the “Extended Date”). The shareholders of the Company approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Extension Meeting and on March 15, 2023, the Company filed the Articles Amendment with the Cayman Islands Registrar of Companies.

As part of the Extension Meeting, shareholders elected to redeem 1,444,221 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $15,297,014, or approximately $10.59 per share which includes $404,207 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions and the conversion, 6,335,214 Class A ordinary shares remained issued and outstanding.

The Company and the Sponsor have agreed that they will deposit into the Trust Account an amount equal to the lesser of (i) $0.04 per share or (ii) $65,000.00 for each month (the “Monthly Contribution”) of the extension period up and until February 21, 2024, resulting in a maximum contribution of $0.48 per share of Class A Ordinary Shares that is not redeemed in connection with the Extension Meeting (the “Maximum Contribution”, and the period from March 21, 2023 to March 21, 2024 the “Guaranteed Payment Period”), subject to the Company’s and the Sponsor’s right to stop making said Monthly Contributions. In connection with the Monthly Contribution for March 2023, the Sponsor deposited $65,000 into the Trust Account on March 27, 2023. Subsequent Monthly Contributions will be funded on or prior to the 21st of each month thereafter through February 21, 2024; provided that, no such deposits will be made following the completion of any business combination. In connection with the Monthly Contribution, the Sponsor deposited $65,000 into the Trust Account on April 21, 2023.

The per-share pro rata portion of the Trust Account on March 31, 2023 was approximately $10.65. In the event the Company or the Sponsor elects to stop funding the Monthly Contribution, which either may do in its sole discretion, all then outstanding holders of the Class A Ordinary Shares not redeemed in connection with the Extension Meeting will be given an opportunity to redeem their shares at that time, and any shareholder that redeems their shares in such an event will receive a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares.

If the Company is unable to complete a Business Combination by the Extended Date the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had $71,327 in its operating bank accounts, $19,815,785 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $2,888,798.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4, as of March 31, 2023, the Company is indebted to the Sponsor and its affiliates for $492,143, which represents operating and formation costs paid by these related parties on the Company’s behalf. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern”, management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these unaudited condensed financial statements. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these unaudited condensed financial statements. These adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 21, 2024, our scheduled liquidation date if we do not elect to extend the Extended Date or complete the Business Combination prior to the Extended Date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on April 4, 2023. The accompanying condensed balance sheet as of December 31, 2022 has been derived from the audited financial statements. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At March 31, 2023, substantially all of the assets held in the Trust Account were held in cash or in a money market mutual fund in U.S. based trust accounts at UBS Financial Services, Inc. with Continental Stock Transfer & Trust Company acting as trustee.

At December 31, 2022, substantially all of the assets held in the Trust Account were held in cash or in a money market mutual fund in U.S. based trust accounts at UBS Financial Services, Inc. and J.P. Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

The Company accounts for its securities held in the Trust Account in accordance with the guidance in ASC Topic 320, “Debt and Equity Securities.” These securities are classified as trading securities with earnings and realized gain (loss) recognized through other income. The Company values its securities held in the Trust Account based on quoted prices in active markets (see Note 8 for more information).

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. There were no changes to the classification during the three months ended March 31, 2023.

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

At December 31, 2022 and March 31, 2023, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following tables, respectively:

Class A ordinary shares subject to possible redemption – December 31, 2021	$185,000,000
Less:
Redemption of Class A ordinary shares	(111,062,537)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	1,208,641
Sponsor contribution	977,627
Class A ordinary shares subject to possible redemption - December 31, 2022	$76,123,731
Less:
Redemption of Class A ordinary shares	(57,176,699)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	208,954
Sponsor contribution	659,799
Class A ordinary shares subject to possible redemption – March 31, 2023	$19,815,785

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

On January 6, 2023, a total of 4,101,830 Class A ordinary shares were validly tendered and not withdrawn in the Tender Offer. The Company accepted for purchase all such Class A ordinary shares at a purchase price of $10.21 per share for an aggregate purchase price of $41,879,684.

As part of the Extension Meeting, shareholders elected to redeem 1,444,221 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $15,297,014, or approximately $10.59 per share. The Company recognized a remeasurement of $208,954 for cumulative trust earnings to March 31, 2023. $404,207 was paid out to redeeming Class A ordinary shares as their proportionate share of trust earnings through the redemption date and is the difference between the redemption amount per share and the original $10.00 per share times the number of shares redeemed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of March 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income or Loss Per Ordinary Share

The Company has two classes of shares: Class A ordinary shares (some of which are subject to possible redemption) and Class B ordinary shares. Income and losses are shared pro rata between the two classes. Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,116,667 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s condensed statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for stock subject to possible redemption is calculated by dividing the proportionate share of income (loss) by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance. As a result, diluted earnings (loss) per ordinary share is the same as basic earnings (loss) per ordinary share for the periods presented. Remeasurement associated with the Class A ordinary shares subject to possible redemption is excluded from earnings or loss per share as the redemption value approximates fair value. For basic earnings or loss per share, shares subject to forfeiture are not included in the weighted average shares outstanding until the restriction lapses.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2023		March 31, 2022
		Class A
	Class A	Nonredeemable
	Redeemable	and Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(434,177)	$(604,631)	$5,834,462	$1,458,616
Denominator:
Basic and diluted weighted average ordinary shares outstanding	3,321,140	4,625,000	18,500,000	4,625,000

Basic and diluted net income (loss) per ordinary share	$(0.13)	$(0.13)	$0.32	$0.32

Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For emerging growth companies, the new guidance is effective for annual periods beginning after January 1, 2023. The Company adopted ASU 2016-13 as of January 1, 2023, with no material impact to its condensed financial statements.

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

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 18,500,000 Units at a price of $10.00 per Unit which includes the partial exercise by the underwriter of the over-allotment option to purchase an additional 1,000,000 Units. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

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

On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the Sponsor, the holder of an aggregate of 4,475,000 shares of the Company’s Class B Ordinary Shares, par value $0.0001 per share, elected to convert 4,475,000 shares of the Class B Ordinary Shares held by it on a one-for-one basis into Class A Ordinary Shares of the Company, with immediate effect. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the Trust Account and the obligation to vote in favor of an initial business combination. Class B shares shall automatically convert into Class A shares at any time and from time to time at the option of the holder thereof.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares or Class A ordinary shares received upon conversion thereof until the earlier of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of March 31, 2023, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized through March 31, 2023.

Promissory Note – Related Party

On February 22, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. As of March 31, 2023 and December 31,2022, the Company had no amounts outstanding under the Note.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under any Working Capital Loans.

Administrative Services Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on June 16, 2021, the Company has agreed to pay the Sponsor a total of (A) $40,000 per month and continuing monthly until June 21, 2022, and (B) on June 21, 2022, an amount equal to $480,000 less any amounts previously paid by the Company for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. For the three months ended March 31, 2023 and March 31, 2022, the Company incurred $0 and $120,000 in fees for these services, respectively, which is included in operating and formation costs on the condensed statements of operations. As of March 31, 2023 and December 31, 2022, there were $0 and $0, respectively, in fees outstanding for these services, which is included in due to related party on the condensed balance sheets.

Operating and Formation Costs

Through March 31, 2023, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $492,143 on behalf of the Company, $237,500 of which were paid through December 31, 2022. These amounts are included in due to related party on the condensed balance sheets as of March 31, 2023 and December 31, 2022.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants, Class A ordinary shares held by the initial shareholders as a result of the conversion of their Class B ordinary shares and securities that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement entered in connection with the Initial Public Offering. These holders are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit sold in the Initial Public Offering, or $6,475,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022, there were 7,406,265 Class A ordinary shares issued or outstanding all of which are classified as temporary equity. On January 6, 2023, a total of 4,101,830 Class A ordinary shares were validly tendered and not withdrawn in the Tender Offer. The Company accepted for purchase all such Class A ordinary shares at a purchase price of $10.21 per share for an aggregate purchase price of $41,879,684, which includes $319,942 of earnings in the Trust Account not previously withdrawn. After giving effect to the Tender Offer, there were 3,304,435 Class A Ordinary Shares issued and outstanding. On March 15, 2023, in connection with the Extension Meeting, shareholders elected to redeem 1,444,221 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $15,297,014, or approximately $10.59 per share which includes $404,207 of earnings in the Trust Account not previously withdrawn. At March 31, 2023, subsequent to the redemptions and the Sponsor’s conversion of 4,475,000 Class B ordinary shares into Class A ordinary shares, 6,335,214 Class A ordinary shares remained issued and outstanding. The Sponsor’s 4,475,000 Class A ordinary shares received are not redeemable.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022, there were 4,625,000 Class B ordinary shares issued and outstanding. On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the sponsor elected to convert its 4,475,000 shares of Class B ordinary shares on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the Trust Account and the obligation to vote in favor of an initial business combination. At March 31, 2023, there were 150,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2023	December 31, 2022
Assets:
Cash and marketable securities held in Trust Account	1	$19,815,785	$76,123,731

At March 31, 2023 and December 31, 2022, $183 and $76,123,731 of the balance held in the Trust Account was held in cash, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2023 and at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		March 31,		December 31,
Description	Level	2023	Level	2022
Liabilities:
Warrant liability – Public Warrants	1	$462,454	1	$61,661
Warrant liability – Private Placement Warrants	3	$445,500	3	$99,000
Total liabilities		$907,954		$160,661

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

Initial Measurement and Subsequent Measurement

The Company established the initial fair value for the Public Warrants on June 21, 2021, the date of the consummation of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-third of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of shares of Class B ordinary shares first to the warrants, based on their fair values as determined at initial measurement, with remaining proceeds allocated to Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2023 and December 31, 2022 are classified as Level 1 due to quoted prices in an active market. The Private Placement Warrants as of March 31, 2023 and December 31, 2022 are classified as Level 3 due to the use of unobservable inputs.

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants at subsequent measurement were as follows:

Warrants
Input	At December 31, 2022	At March 31, 2023
Risk-free interest rate	3.99%	3.60%
Expected term (years)	5.0	5.0
Expected volatility	0.5%	1.0%
Exercise price	$11.50	$11.50
Fair value of the ordinary share price	$10.26	$10.59
Redemption threshold price	$18.00	$18.00
Redemption threshold days	20 days within any 30-day period	20 days within any 30-day period
Redemption price	$0.01	$0.01
Probability of successful acquisition	50%	25%

As of December 31, 2022, the fair value of the Public Warrants and Private Placement Warrants were determined to be $0.01 and $0.02 per warrant for aggregate values of approximately $62,000 and $99,000, respectively.

As of March 31, 2023, the fair value of the Public Warrants and Private Placement Warrants were determined to be $0.08 and $0.08 per warrant for aggregate values of approximately $462,000 and $446,000, respectively.

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

The change in fair value of the Level 3 warrant liabilities for the three months ended March 31, 2023 and 2022 is summarized as follows:

Level 3 Warrants (2022 and 2023 activity)
Warrant liability at December 31, 2021	4,405,000
Change in fair value of warrant liability	(3,514,500)
Warrant liability at March 31, 2022	$891,000

Change in fair value of warrant liability	(792,000)
Warrant liability at December 31, 2022	99,000

Change in fair value of warrant liability	346,500
Warrant liability at March 31, 2023	$445,500

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, Based upon this review, other than as described below, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the financial statements.

On April 3, 2023, the Letter of Intent between the Company and the Target was terminated. The Company is continuing to pursue other opportunities.

In connection with the Monthly Contribution, the Sponsor deposited $65,000 into the Trust Account on April 21, 2023.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2022. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all forward-looking statements whenever they appear in this Quarterly Report. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

On January 6, 2023, the Company’s fixed price tender offer (the “Tender Offer”) to purchase and redeem its Class A Ordinary Shares at a purchase price of $10.21 per share of Class A Ordinary Shares, net to seller in cash and without interest upon the terms and subject to the conditions set forth in the Tender Offer expired (the “Expiration Time”). A total of 4,101,830 Class A ordinary shares were validly tendered and not withdrawn in the Tender Offer. The Company accepted for purchase all such Class A ordinary shares at a purchase price of $10.21 per share for an aggregate purchase price of $41,879,684, which includes $319,942 of earnings in the Trust Account not previously withdrawn. After giving effect to the Tender Offer, there were 3,304,435 Class A Ordinary Shares issued and outstanding. In connection with the Tender Offer, the Sponsor deposited an additional $198,266 into the Trust Account (an aggregate of $0.06 per Class A ordinary share) on each of January, February and March 9, 2023.

On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the Sponsor, the holder of an aggregate of 4,475,000 shares of the Company’s Class B Ordinary Shares, par value $0.0001 per share, elected to convert 4,475,000 shares of the Class B Ordinary Shares held by it on a one-for-one basis into Class A Ordinary Shares of the Company, with immediate effect. Following such conversion, the Company had an aggregate of 7,779,435 shares of Class A Ordinary Shares issued and outstanding, of which 3,304,435 were subject to possible redemption, and 150,000 shares of Class B Ordinary Shares issued and outstanding. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the Trust Account and the obligation to vote in favor of an initial business combination. Since the conversion occurred after the record date of the Extension Meeting (as defined below), there was no impact to the votes required to approve the proposals or the counting of the votes at the Extension Meeting as a result of the conversion.

On March 15, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”), to amend the Company’s amended and restated memorandum and articles of association (the “Articles Amendment”) to extend the date by which the Company has to consummate a business combination from March 21, 2023 to March 21, 2024 (such proposal, the “Extension Amendment Proposal” and such date, the “Extended Date”). The shareholders of the Company approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Extension Meeting and on March 15, 2023, the Company filed the Articles Amendment with the Cayman Islands Registrar of Companies.

As part of the Extension Meeting, shareholders elected to redeem 1,444,221 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $15,297,014, or approximately $10.59 per share which includes $404,207 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions and the Sponsor’s conversion, 6,335,214 Class A ordinary shares remained issued and outstanding.

The Company and the Sponsor have agreed that they will deposit into the Trust Account an amount equal to the lesser of (i) $0.04 per share or (ii) $65,000.00 for each month (the “Monthly Contribution”) of the extension period up and until February 21, 2024, resulting in a maximum contribution of $0.48 per share of Class A Ordinary Shares that is not redeemed in connection with the Extension Meeting (the “Maximum Contribution”, and the period from March 21, 2023 to March 21, 2024 the “Guaranteed Payment Period”), subject to the Company’s and the Sponsor’s right to stop making said Monthly Contributions. In connection with the Monthly Contribution for March 2023, the Sponsor deposited $65,000 into the Trust Account on March 27, 2023. Subsequent Monthly Contributions will be funded on or prior to the 21st of each month thereafter through February 21, 2024; provided that, no such deposits will be made following the completion of any business combination. In connection with the Monthly Contribution, the Sponsor deposited $65,000 into the Trust Account on April 21, 2023.

The per-share pro rata portion of the Trust Account on March 31, 2023 was approximately $10.65. In the event the Company or the Sponsor elects to stop funding the Monthly Contribution, which either may do in its sole discretion, all then outstanding holders of the Class A Ordinary Shares not redeemed in connection with the Extension Meeting will be given an opportunity to redeem their shares at that time, and any shareholder that redeems their shares in such an event will receive a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares.

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

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying unaudited condensed financial statements, at March 31, 2023, we had $71,327 in our operating bank account, and working capital deficit of $2,888,798. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.

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

In order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4 to the unaudited condensed financial statements herein, as of March 31, 2023, the Company is indebted to the Sponsor and its affiliates for $492,143, which represents operating and formation costs paid by these related parties on the Company’s behalf. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements -Going Concern”, management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these unaudited condensed financial statements. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these unaudited condensed financial statements. These adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extended Date, our scheduled liquidation date if we do not complete the Business Combination prior to such date.

Material Changes in Financial Condition

As of March 31, 2023 and December 31, 2022, we had cash and marketable securities held in Trust Account of $19,815,785 and $76,123,731, respectively and had Class A ordinary shares subject to possible redemption of $19,815,785 and $76,123,731, respectively. The reduction of value in each of the account balances was primarily driven by redemption payments out of the Trust Account to shareholders as part of the Extension Meeting disclosed above.

Results of Operations

Our entire activity since inception through March 31, 2023 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates. As of March 31, 2023, $71,327 was held outside the Trust Account and was being used to fund the Company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023 and March 31, 2022, we had a net loss of $1,038,808 and net income of $7,293,078, respectively, which consisted of $208,954 and $15,481 of earnings and realized gain on marketable securities held in the Trust Account, respectively, an increase in the fair value of warrant liabilities of $747,293 and a decrease in the fair value of warrant liabilities of $7,830,735, respectively, partially offset by $500,469 and $553,138 in operating and formation costs, respectively.

Related Party Transactions

Founder Shares

On February 18, 2021, our sponsor paid $25,000, or approximately $0.005 per share, to cover offering costs in consideration of 5,031,250 Class B ordinary shares, par value $0.0001. In March 2021, our sponsor transferred 50,000 Class B ordinary shares to each of our independent directors. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of the Initial Public Offering. Up to 656,250 of the Class B ordinary shares outstanding were subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment in connection with the Initial Public Offering was not exercised in full or in part. As a result of the underwriters’ election to partially exercise their over-allotment option, the sponsor forfeited 406,250 Class B ordinary shares for no consideration, resulting in an aggregate of 4,625,000 Class B ordinary shares outstanding as of December 31, 2022. On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the sponsor elected to convert its 4,475,000 shares of Class B ordinary shares on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the Trust Account and the obligation to vote in favor of an initial business combination. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of their founder shares or Class A ordinary shares received upon conversion thereof until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

The founder shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial shareholders, and officers and directors. The sponsor has the right to transfer its ownership in the founder shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any founder shares. Prior to the closing of the Initial Public Offering, our sponsor transferred 150,000 founder shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of founder shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the founder shares is recognized only when the performance condition (i.e., the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of founder shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the founder shares. As of March 31, 2023, the Company has not yet entered into any definitive agreements in connection with any business combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a business combination might not happen, no stock-based compensation expense should be recognized through March 31, 2023.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of the filing March 31, 2023, there were no outstanding Working Capital Loans under this arrangement.

Administrative Services Agreement

We agreed, commencing on the effective date of the Initial Public Offering, to pay our sponsor a total of (A) $40,000 per month and continuing monthly until the June 21, 2022 and (B) on June 21, 2022, an amount equal to $480,000 less any amounts previously paid by the Company for office space, utilities and secretarial and administrative support. We recognized $0 and $120,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on our condensed statements of operations for each of the three months ended March 31, 2023 and March 31, 2022, which is included in operating and formation costs on the condensed statements of operations. As of March 31, 2023 and December 31, 2022, there were $0 and $0, respectively in fees outstanding for these services.

Operating and Formation Costs

Through March 31, 2023, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $492,143 on behalf of the Company, $237,500 of which were paid through December 31, 2022. These amounts are included in due to related party on the condensed balance sheets as of March 31, 2023 and December 31, 2022.

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

Underwriting Agreement

The underwriters were entitled to underwriting discounts of $0.20 per Unit sold in the Initial Public Offering, or $3,700,000 in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per Unit sold in the Initial Public Offering, or $6,475,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Our significant accounting policies are fully described in Note 2 to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report, and are fully described in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 4, 2023. We believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of these financial statements. There have been no changes to our significant accounting policies from our Form 10-K.

Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For emerging growth companies, the new guidance is effective for annual periods beginning after January 1, 2023. The Company adopted ASU 2016-13 as of January 1, 2023, with no material impact to its condensed financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the company’s management has concluded that the controls around the interpretation and accounting for certain complex financial instruments were not effectively designed or maintained.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) that occurred during the fiscal quarter of 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

As of the date of this report, there have been no material changes to the risk factors disclosed in the aforementioned Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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
3.2

Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2022, File No. 001-40510).

3.3

Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2023, File No. 001-40510).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2023.

CORNER GROWTH ACQUISITION CORP.2

By:	/s/ Jerome “Jerry” Letter
Name:	Jerome “Jerry” Letter
Title:	Chief Financial Officer and Chief Operating Officer