Form 10-Q
period 2023-09-30
CORNER GROWTH ACQUISITION CORP. 2
filed 2023-11-13
CIK 1847513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, 6,335,214 Class A ordinary shares, par value $0.0001, and 150,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORNER GROWTH ACQUISITION CORP. 2

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

CORNER GROWTH ACQUISITION CORP. 2

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash	$18,970	$117,686
Prepaid expenses	136,599	258,737
Total current assets	155,569	376,423
Cash and marketable securities held in Trust Account	20,727,480	76,123,731
Total Assets	$20,883,049	$76,500,154
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$450	$3,673
Offering costs payable	—	7,800
Due to related party	981,870	237,500
Accrued expenses	3,017,848	2,515,779
Total current liabilities	4,000,168	2,764,752
Warrant liabilities	1,111,605	160,661
Deferred underwriting fee payable	6,475,000	6,475,000
Total Liabilities	11,586,773	9,400,413
COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 1,860,214 shares at redemption value as of September 30, 2023 and 7,406,265 shares at redemption value as of December 31, 2022	20,727,480	76,123,731
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 4,475,000 and 0 issued and outstanding, respectively (excluding 1,860,214 and 7,406,265 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively)	448	—
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 150,000 and 4,625,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022 respectively	15	463
Additional paid-in capital	—	—
Accumulated deficit	(11,431,667)	(9,024,453)
Total Shareholders’ Deficit	(11,431,204)	(9,023,990)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$20,883,049	$76,500,154

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	For the three	For the nine	For the three	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2023	2022	2022
Operating and formation costs	$(225,242)	$(1,456,270)	$(615,625)	$(2,319,894)
Loss from operations	(225,242)	(1,456,270)	(615,625)	(2,319,894)
Other income (loss):
Earnings and realized gain on marketable securities held in Trust Account	264,748	730,649	364,883	603,374
Change in fair value of warrant liabilities	49,500	(950,944)	922,632	9,370,830
Net income (loss)	$89,006	$(1,676,565)	$671,890	$7,654,310
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	1,860,214	2,341,838	7,406,265	14,151,906
Basic and diluted net income (loss) per Class A redeemable ordinary share	$0.01	$(0.24)	$0.06	$0.41
Basic and diluted weighted average shares outstanding of Class A nonredeemable ordinary shares and Class B ordinary shares	4,625,000	4,625,000	4,625,000	4,625,000
Basic and diluted net income (loss) per Class A nonredeemable ordinary share and Class B ordinary share	$0.01	$(0.24)	$0.06	$0.41

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, January 1, 2023	—	$—	4,625,000	$463	$—	$(9,024,453)	$(9,023,990)
Conversion of Class B ordinary shares to Class A ordinary shares	4,475,000	448	(4,475,000)	(448)	—	—	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(208,954)	(208,954)
Net loss	—	—	—	—	—	(1,038,808)	(1,038,808)
Balance, March 31, 2023	4,475,000	448	150,000	15	—	(10,272,215)	(10,271,752)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(256,947)	(256,947)
Net loss	—	—	—	—	—	(726,763)	(726,763)
Balance, June 30, 2023	4,475,000	448	150,000	15	—	(11,255,925)	(11,255,462)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(264,748)	(264,748)
Net income	—	—	—	—	—	89,006	89,006
Balance, September 30, 2023	4,475,000	$448	150,000	$15	$—	$(11,431,667)	$(11,431,204)

Balance, January 1, 2022	—	$—	4,625,000	$463	—	$(14,624,399)	$(14,623,936)
Net income	—	—	—	—	—	7,293,078	7,293,078
Balance, March 31, 2022	—	—	4,625,000	463	—	(7,331,321)	(7,330,858)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(258,754)	(258,754)
Net loss	—	—	—	—	—	(310,658)	(310,658)
Balance, June 30, 2022	—	—	4,625,000	463	—	(7,900,733)	(7,900,270)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(364,883)	(364,883)
Net income	—	—	—	—	—	671,890	671,890
Balance, September 30, 2022	—	$—	4,625,000	$463	$—	$(7,593,726)	$(7,593,263)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(1,676,565)	$7,654,310
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized (gain) loss on marketable securities held in Trust Account	(730,649)	(603,374)
Change in fair value of warrant liabilities	950,944	(9,370,830)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	498,846	435,225
Due to related party	744,370	97,500
Prepaid expenses	122,138	1,188,117
Net cash used in operating activities	(90,916)	(599,052)
Cash Flows from Investing Activities
Investment of cash in Trust Account	(1,049,799)	(977,627)
Proceeds received from Trust Account	57,176,699	111,062,537
Net cash provided by investing activities	56,126,900	110,084,910
Cash Flows from Financing Activities
Proceeds received from Sponsor for Trust Account contributions	1,049,799	977,627
Payments to Class A ordinary shareholders for redemption of shares	(57,176,699)	(111,062,537)
Payment of offering costs	(7,800)	(70,000)
Net cash used in financing activities	(56,134,700)	(110,154,910)
Net change in cash	(98,716)	(669,052)
Cash at beginning of the period	117,686	1,268,509
Cash at end of the period	$18,970	$599,457
Non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$730,649	$623,637
Conversion of Class B ordinary shares to Class A ordinary shares	$448	$—
Offering costs payable	$—	$37,800

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period through September 30, 2023 relates to the Company’s formation and the initial public offering described below (the “Initial Public Offering”), and to the Company’s search for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of earnings and realized gain (loss) on marketable securities held in the Trust Account from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (loss). The Company has selected December 31 as its fiscal year end.

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

As part of the Extension Meeting, shareholders elected to redeem 1,444,221 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $15,297,014, or approximately $10.59 per share which includes $404,207 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions and the conversion and through September 30, 2023, 6,335,214 Class A ordinary shares remained issued and outstanding, of which 1,860,214 were subject to possible redemption.

The Company and the Sponsor have agreed that they will deposit into the Trust Account an amount equal to the lesser of (i) $0.04 per share or (ii) $65,000.00 for each month (the “Monthly Contribution”) of the extension period up and until February 21, 2024, resulting in a maximum contribution of $0.48 per share of Class A Ordinary Shares that is not redeemed in connection with the Extension Meeting (the “Maximum Contribution”, and the period from March 21, 2023 to March 21, 2024 the “Guaranteed Payment Period”), subject to the Company’s and the Sponsor’s right to stop making said Monthly Contributions. In connection with the Monthly Contribution, the Sponsor deposited $65,000 into the Trust Account on March 27, 2023, April 25, 2023, May 22, 2023, June 21, 2023, July 21, 2023, August 21, 2023 and September 20, 2023. Subsequent Monthly Contributions will be funded on or prior to the 21st of each month thereafter through February 21, 2024; provided that, no such deposits will be made following the completion of any business combination. The Sponsor deposited $65,000 into the Trust Account on October 20, 2023.

The per-share pro rata portion of the Trust Account on September 30, 2023 was approximately $11.14. In the event the Company or the Sponsor elects to stop funding the Monthly Contribution, which either may do in its sole discretion, all then outstanding holders of the Class A Ordinary Shares not redeemed in connection with the Extension Meeting will be given an opportunity to redeem their shares at that time, and any shareholder that redeems their shares in such an event will receive a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares.

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

Liquidity and Going Concern

As of September 30, 2023, the Company had $18,970 in its operating bank accounts, $20,727,480 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $3,844,599.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. Based on its current cash and working capital balances, management believes that the Company will not have sufficient working capital to meet its needs through the consummation of a Bussiness Combination.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4, as of September 30, 2023, the Company is indebted to the Sponsor and its affiliates for $981,870 which represents operating and formation costs paid by these related parties on the Company’s behalf. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern”, management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these unaudited condensed financial statements. The Company also demonstrates other adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these unaudited condensed financial statements. These other adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts or classification of assets or liabilities should the Company be required to liquidate after March 21, 2024, our scheduled liquidation date if we do not elect to extend the Extended Date or complete the Business Combination prior to the Extended Date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on April 4, 2023. The accompanying condensed balance sheet as of December 31, 2022 has been derived from the audited financial statements. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At September 30, 2023, substantially all of the assets held in the Trust Account were held in cash or in a money market mutual fund in U.S. based trust accounts at UBS Financial Services, Inc. with Continental Stock Transfer & Trust Company acting as trustee.

At December 31, 2022, substantially all of the assets held in the Trust Account were held in cash or in a money market mutual fund in U.S. based trust accounts at UBS Financial Services, Inc. and J.P. Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

The Company accounts for its securities held in the Trust Account in accordance with the guidance in ASC Topic 320, “Investments – Debt Securities.” These securities are classified as trading securities with earnings and realized gain (loss) recognized through other income. The Company values its securities held in the Trust Account based on quoted prices in active markets (see Note 8 for more information).

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. There were no changes to the classification during the three and nine months ended September 30, 2023.

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

At December 31, 2022 and September 30, 2023, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following tables, respectively:

	Shares	Amounts
Class A ordinary shares subject to possible redemption – December 31, 2021	18,500,000	$185,000,000
Less:
Redemption of Class A Ordinary shares	(11,093,735)	(111,062,537)
Plus:
Remeasurement of Class A ordinary shares subject to redemption	—	1,208,641
Sponsor contribution	—	977,627
Class A ordinary shares subject to possible redemption - December 31, 2022	7,406,265	$76,123,731
Less:
Redemption of Class A Ordinary shares	(5,546,051)	(57,176,699)
Plus:
Remeasurement of Class A ordinary shares subject to redemption	—	730,649
Sponsor contribution	—	1,049,799
Class A ordinary shares subject to possible redemption — September 30, 2023	1,860,214	$20,727,480

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

On January 6, 2023, a total of 4,101,830 Class A ordinary shares were validly tendered and not withdrawn in the Tender Offer. The Company accepted for purchase all such Class A ordinary shares at a purchase price of $10.21 per share for an aggregate purchase price of $41,879,684. The proportionate share of cumulative trust earnings in the amount of $319,942 was paid out to the redeeming Class A ordinary shares.

As part of the Extension Meeting, shareholders elected to redeem 1,444,221 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $15,297,014, or approximately $10.59 per share. The proportionate share of cumulative Trust Account earnings in the amount of $404,207 was paid out to the redeeming Class A ordinary shares. The Company recognized a remeasurement of $730,649 for cumulative Trust Account earnings to September 30, 2023.

As discussed further in Note 1, the Sponsor has made contributions to the Trust Account in connection with previous amendments to the Company's Amended and Restated Articles of Association to extend the date by which the Company must consummate its initial business combination.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of September 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares: Class A ordinary shares (some of which are subject to possible redemption) and Class B ordinary shares. Income and losses are shared pro rata between the two classes. Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,116,667 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive for all periods presented.

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

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	For the three months ended		For the nine months ended		For the three months ended		For the nine months ended
	September 30, 2023		September 30, 2023		September 30, 2022		September 30, 2022
		Class A		Class A
	Class A	Nonredeemable	Class A	Nonredeemable
	Redeemable	and Class B	Redeemable	and Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$25,530	$63,476	$(563,562)	$(1,113,003)	$413,605	$258,285	$5,768,952	$1,885,358
Denominator:
Basic and diluted weighted average ordinary shares outstanding	1,860,214	4,625,000	2,341,838	4,625,000	7,406,265	4,625,000	14,151,906	4,625,000

Basic and diluted net income (loss) per ordinary share	$0.01	$0.01	$(0.24)	$(0.24)	$0.06	$0.06	$0.41	$0.41

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of September 30, 2023, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized through September 30, 2023.

Promissory Note – Related Party

On February 22, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. As of September 30, 2023 and December 31,2022, the Company had no amounts outstanding under the Note.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of the filing date, September 30, 2023 and December 31, 2022, the Company had no borrowings under any Working Capital Loans.

Administrative Services Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on June 16, 2021, the Company has agreed to pay the Sponsor a total of (A) $40,000 per month and continuing monthly until the Extended Date, and (B) on the Extended Date, an amount equal to $480,000 less any amounts previously paid by the Company for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team.As of the Original Termination Date, the total amount of $480,000 was incurred. There have been no expenses incurred since the Original Termination Date. For the nine months ended September 30, 2023 and September 30, 2022, the Company incurred $0 and $360,000 in fees for these services, respectively, which is included in operating and formation costs on the condensed statements of operations. As of September 30, 2023 and December 31, 2022, there were no fees outstanding for these services.

Operating and Formation Costs

Through September 30, 2023, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $981,870 on behalf of the Company which are due on demand. Of such costs, $237,500 were paid as of December 31, 2022 and $744,370 were paid during the nine months ended September 30, 2023. These amounts are included in due to related party on the condensed balance sheets as of September 30, 2023 and December 31, 2022.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022, there were 7,406,265 Class A ordinary shares issued or outstanding all of which are classified as temporary equity. On January 6, 2023, a total of 4,101,830 Class A ordinary shares were validly tendered and not withdrawn in the Tender Offer. The Company accepted for purchase all such Class A ordinary shares at a purchase price of $10.21 per share for an aggregate purchase price of $41,879,684, which includes $319,942 of earnings in the Trust Account not previously withdrawn. After giving effect to the Tender Offer, there were 3,304,435 Class A Ordinary Shares issued and outstanding. On March 15, 2023, in connection with the Extension Meeting, shareholders elected to redeem 1,444,221 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $15,297,014, or approximately $10.59 per share which includes $404,207 of earnings in the Trust Account not previously withdrawn. At September 30, 2023, 6,335,214 Class A ordinary shares remained issued and outstanding, of which 1,860,214 were subject to possible redemption. The Sponsor’s 4,475,000 Class A ordinary shares received upon conversion of its Class B ordinary shares are not redeemable.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022, there were 4,625,000 Class B ordinary shares issued and outstanding. On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the sponsor elected to convert its 4,475,000 shares of Class B ordinary shares on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the Trust Account and the obligation to vote in favor of an initial business combination. At September 30, 2023, there were 150,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2023	December 31, 2022
Assets:
Cash and marketable securities held in Trust Account	1	$20,727,480	$76,123,731

At September 30, 2023 and December 31, 2022, $184 and $76,123,731 of the balance held in the Trust Account was held in cash, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2023 and at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2023	Level	December 31, 2022
Liabilities:
Warrant liability – Public Warrants	1	$616,605	1	$61,661
Warrant liability – Private Placement Warrants	3	$495,000	3	$99,000
Total liabilities		$1,111,605		$160,661

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

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2023 and December 31, 2022 are classified as Level 1 due to quoted prices in an active market. The Private Placement Warrants as of September 30, 2023 and December 31, 2022 are classified as Level 3 due to the use of unobservable inputs.

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants at subsequent measurement were as follows:

Input	September 30, 2023	December 31, 2022
Risk-free interest rate	4.50%	3.99%
Expected term (years)	5.5	5.0
Expected volatility	6.9%	0.5%
Exercise price	$11.50	$11.50
Fair value of the ordinary share price	$11.22	$10.26
Redemption threshold price	$18.00	$18.00
Redemption threshold days	20 days within any 30-day period	20 days within any 30-day period
Redemption price	$0.01	$0.01

As of December 31, 2022, the fair value of the Public Warrants and Private Placement Warrants were determined to be $0.01 and $0.02 per warrant for aggregate values of approximately $62,000 and $99,000, respectively.

As of September 30, 2023, the fair value of the Public Warrants and Private Placement Warrants were determined to be $0.10 and $0.10 per warrant for aggregate values of approximately $0.6 million and $0.5 million, respectively.

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

The change in fair value of the Level 3 warrant liabilities for the three and nine months ended September 30, 2023 and 2022 is summarized as follows:

Level 3 Warrants (2022 activity)
Warrant liability at December 31, 2021	$4,405,500
Change in fair value of warrant liability	(3,514,500)
Warrant liability at March 31, 2022	891,000
Change in fair value of warrant liability	(658,350)
Warrant liability at September 30, 2022	$232,650

Level 3 Warrants (2023 activity)
Warrant liability at December 31, 2022	$99,000
Change in fair value of warrant liability	346,500
Warrant liability at March 31, 2023	445,500
Change in fair value of warrant liability	49,500
Warrant liability at September 30, 2023	$495,000

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the financial statements.

In connection with the Monthly Contribution, the Sponsor deposited $65,000 into the Trust Account on October 20, 2023.

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

The Company and the Sponsor have agreed that they will deposit into the Trust Account an amount equal to the lesser of (i) $0.04 per share or (ii) $65,000.00 for each month (the “Monthly Contribution”) of the extension period up and until February 21, 2024, resulting in a maximum contribution of $0.48 per share of Class A Ordinary Shares that is not redeemed in connection with the Extension Meeting (the “Maximum Contribution”, and the period from March 21, 2023 to March 21, 2024 the “Guaranteed Payment Period”), subject to the Company’s and the Sponsor’s right to stop making said Monthly Contributions. In connection with the Monthly Contribution, the Sponsor deposited $65,000 into the Trust Account on March 27, 2023, April 25, 2023, May 22, 2023, June 21, 2023, July 21, 2023, August 21, 2023 and September 20, 2023. Subsequent Monthly Contributions will be funded on or prior to the 21st of each month thereafter through February 21, 2024; provided that, no such deposits will be made following the completion of any business combination. The Sponsor deposited $65,000 into the Trust Account on October 20, 2023.

The per-share pro rata portion of the Trust Account on September 30, 2023 was approximately $11.14. In the event the Company or the Sponsor elects to stop funding the Monthly Contribution, which either may do in its sole discretion, all then outstanding holders of the Class A Ordinary Shares not redeemed in connection with the Extension Meeting will be given an opportunity to redeem their shares at that time, and any shareholder that redeems their shares in such an event will receive a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares.

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

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2023, we had $18,970 in our operating bank account, and working capital deficit of $3,844,599. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.

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

In order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4 to the unaudited condensed financial statements herein, as of September 30, 2023, the Company is indebted to the Sponsor and its affiliates for $981,870, which represents operating and formation costs paid by these related parties on the Company’s behalf. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements -Going Concern”, management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these unaudited condensed financial statements. The Company also demonstrates other adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these unaudited condensed financial statements. These other adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts or classification of assets or liabilities should the Company be required to liquidate after the Extended Date, our scheduled liquidation date if we do not complete the Business Combination prior to such date.

Material Changes in Financial Condition

As of September 30, 2023 and December 31, 2022, we had cash and marketable securities held in Trust Account of $20,727,480 and $76,123,731, respectively and had Class A ordinary shares subject to possible redemption of 1,860,214 and 7,406,265, respectively. The reduction of value in each of the account balances was primarily driven by redemption payments out of the Trust Account to shareholders as part of the Tender Offer and Extension Meeting disclosed above.

Results of Operations

Our entire activity since inception through September 30, 2023 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates. As of September 30, 2023, $18,970 was held outside the Trust Account and was being used to fund the Company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2023 and 2022, we had net income of $89,006 and $671,890, respectively, which consisted of $264,748 and $364,883 of earnings and realized gain on marketable securities held in the Trust Account, respectively, a decrease in the fair value of warrant liabilities of $49,500 and $922,632, respectively, partially offset by $225,242 and $615,625 in operating and formation costs, respectively.

For the nine months ended September 30, 2023 and 2022, we had a net loss of $1,676,565 and net income of $7,654,310, respectively, which consisted of $730,649 and $603,374 of earnings and realized gain on marketable securities held in the Trust Account, respectively, an increase in the fair value of warrant liabilities of $950,944 and a decrease in the fair value of warrant liabilities of $9,370,830, partially offset by $1,456,270 and $2,319,894 in operating and formation costs, respectively.

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

The founder shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial shareholders, and officers and directors. The sponsor has the right to transfer its ownership in the founder shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any founder shares. Prior to the closing of the Initial Public Offering, our sponsor transferred 150,000 founder shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of founder shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the founder shares is recognized only when the performance condition (i.e., the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of founder shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the founder shares. As of September 30, 2023, the Company has not yet entered into any definitive agreements in connection with any business combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a business combination might not happen, no stock-based compensation expense should be recognized through September 30, 2023.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of September 30, 2023, and through the filing date of this Form 10-Q, there were no outstanding Working Capital Loans under this arrangement.

Administrative Services Agreement

We agreed, commencing on the effective date of the Initial Public Offering, to pay our sponsor a total of (A) $40,000 per month and continuing monthly until the Extended Date and (B) on the Extended Date, an amount equal to $480,000 less any amounts previously paid by the Company for office space, utilities and secretarial and administrative support services provided to the members of the Company’s management team. As of the Original Termination Date, the total amount of $480,000 was incurred. There have been no expenses incurred since the Original Termination Date. We recognized $0 and $360,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on our condensed statements of operations for each of the nine months ended September 30, 2023 and 2022, which is included in operating and formation costs on the condensed statements of operations. As of September 30, 2023 and December 31, 2022, there were no fees outstanding for these services.

Operating and Formation Costs

Through September 30, 2023, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $981,870 on behalf of the Company which are due on demand. Of such costs, $237,500 were paid as of December 31, 2022 and $744,370 were paid during the nine months ended September 30, 2023. These amounts are included in due to related party on the condensed balance sheets as of September 30, 2023 and December 31, 2022.

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

Our significant accounting policies are fully described in Note 2 to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report, and in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 4, 2023. We believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of these financial statements. There have been no changes to our critical accounting policies from our Form 10-K.

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

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the controls around the interpretation and accounting for certain complex financial instruments were not effectively designed or maintained.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November, 2023.

CORNER GROWTH ACQUISITION CORP.2

By:	/s/ Jerome “Jerry” Letter
Name:	Jerome “Jerry” Letter
Title:	Chief Financial Officer and Chief Operating Officer