Form 10-K
period 2023-12-31
CORNER GROWTH ACQUISITION CORP. 2
filed 2024-04-01
CIK 1847513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), held by non-affiliates of the registrant was $20,090,311.20 (based on the Nasdaq closing sales price of the Class A ordinary shares on June 30, 2023 of $10.80).

As of April 1, 2024, there were 4,927,561 Class A ordinary shares, par value $0.0001 per share and 150,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share of the registrant issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses (including Corner Growth 1) and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	our ability to continue as a going concern;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our Initial Public Offering.

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

We believe our team’s collective 70+ years of investment experience, over 20-year legacy of investing in growth-stage technology companies alongside leading early-stage venture capital investors and record of helping founders build category-leading technology companies, in addition to our broad industry and geographical reach across our networks, provide us with a substantial competitive advantage in pursuing a wide range of opportunities. See “Risk Factors — Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.”

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

Phase I — from 1960 through the 1980s, was characterized by hardware innovation bolstering computing power;

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

Key technological advances and practices, such as cloud computing, data analytics, machine vision and learning, mobile computing, open source software development, developer-focused software tools, quantum computing and software-defined networking, are examples of a growing array of powerful tools employed by nimble, fast-growing technology companies unburdened with legacy business models or modes of thought, to rapidly disrupt ever-larger sectors of the global economy. Investors able to identify trends and patterns early in the cycle, support strong management teams in executing an accelerated growth plan and furnish the capital and structure to sustain such growth will be well-positioned to share in this phase’s value creation. As of January 2023, we estimate there were more than 700 private U.S. technology companies with a capitalization in excess of $1.0 billion, commonly referred to as “unicorns.” In comparison, as of January 2024, we estimate there are more than 800 private U.S. technology companies with a capitalization in excess of $1.0 billion. Corner Ventures, and its predecessor firm, has invested in 20+ “unicorns” to date.

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

Our affiliates manage numerous investment vehicles, including Corner Growth Acquisition Corp. (“Corner Growth 1”), a special purpose acquisition company that has closed its initial public offering. Like us, Corner Growth 1 has focused its search for a target business in the technology industry in the United States and other developed countries. Accordingly, Corner Growth 1 may compete with us for acquisition opportunities. In addition, each of our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including Corner Growth 1, pursuant to which such officer or director is, or will be, required to present a business combination opportunity to such entity subject to his or her fiduciary duties. As a result, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Initial Business Combination

So long as our securities are then listed on the The Nasdaq Stock Market LLC (“Nasdaq”), our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest and other income earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

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

On June 15, 2022, the Company held an extraordinary general meeting (the “June 2022 Extraordinary General Meeting”) which amended the amended and restated memorandum and articles of association to extend the date by which the Company must consummate its initial business combination from June 21, 2022 to March 21, 2023 (the “June 2022 Extension Amendment Proposal”). The shareholders approved the June 2022 Extension Amendment Proposal and on June 16, 2022, 2022, the Company filed the amended and restated memorandum and articles of association with the Registrar of Companies of the Cayman Islands. In connection with the June 2022 Extraordinary General Meeting, shareholders elected to redeem 11,093,735 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $111,062,537, or approximately $10.01 per share which includes $125,817 of earnings in the trust account not previously withdrawn. Subsequent to the redemptions, 7,406,265 Class A ordinary shares remained issued and outstanding until the March 2023 Extraordinary General Meeting further described below.

In order to support the extension to consummate an initial business combination to March 21, 2023, our sponsor agreed to deposit $244,407 into the trust account, which is an aggregate of $0.033 per Class A ordinary share for each month of the extension period up to and until October 21, 2022, pro-rated for partial months during the extension period, resulting in a maximum contribution of $977,627, or $0.132 per share of Class A ordinary shares that was not redeemed in connection with the June 2022 Extraordinary General Meeting. Contributions in the amount of $0.033 per Class A ordinary shares were funded on each of June, July, August and September 21, 2022. If the Company did not consummate its initial business combination as of October 21, 2022, the holders of Class A ordinary shares then outstanding will be provided with the opportunity to redeem their Class A ordinary shares on or about October 21, 2022. On October 21, 2022, the Company launched a fixed price tender offer (the “2022 Tender Offer”) to purchase and redeem its Class A ordinary shares at a purchase price of $10.21 per share of Class A ordinary shares, net to seller in cash and without interest upon the terms and subject to the conditions set forth in the 2022 Tender Offer. The 2022 Tender Offer expired at 5:00 p.m., Eastern time, on January 6, 2023. A total of 4,101,830 Class A ordinary shares were validly tendered and not withdrawn in the 2022 Tender Offer. The Company accepted for purchase all such Class A ordinary shares at a purchase price of $10.21 per share for an aggregate purchase price of $41,879,684, which includes $319,942 of earnings in the Trust Account not previously withdrawn. After giving effect to the 2022 Tender Offer, there were 3,304,435 Class A Ordinary Shares issued and outstanding. In connection with the 2022 Tender Offer, the Sponsor deposited an additional $198,266 into the Trust Account (an aggregate of $0.06 per Class A ordinary share) on each of January, February and March 9, 2023.

On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the Sponsor, the holder of an aggregate of 4,475,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, elected to convert 4,475,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Company had an aggregate of 7,779,435 shares of Class A ordinary shares issued and outstanding, of which 3,304,435 were subject to possible redemption, and 150,000 shares of Class B ordinary shares issued and outstanding. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. Since the conversion occurred after the record date of the March 2023 Extraordinary General Meeting (as defined below), there was no impact to the votes required to approve the proposals or the counting of the votes at the March 2023 Extraordinary General Meeting as a result of the conversion.

On March 15, 2023, the Company held an extraordinary general meeting of shareholders (the “March 2023 Extraordinary General Meeting”), to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from March 21, 2023 to March 21, 2024 (the “March 2023 Extension Amendment Proposal”). The shareholders approved the March 2023 Extension Amendment Proposal and on March 15, 2023, the Company filed the amended and restated memorandum and articles of association with the Cayman Islands Registrar of Companies.

As part of the March 2023 Extraordinary General Meeting, shareholders elected to redeem 1,444,221 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $15,297,014, or approximately $10.59 per share which includes $404,207 of earnings in the trust account not previously withdrawn. Subsequent to the redemptions and the conversion, 6,335,214 Class A ordinary shares remained issued and outstanding, of which 1,860,214 were subject to possible redemption until the March 2024 Extraordinary General Meeting further described below.

The Company and the sponsor have agreed that they will deposit into the trust account an amount equal to the lesser of (i) $0.04 per share or (ii) $65,000.00 for each month (the “Second Monthly Contribution”) of the second extension period up and until February 21, 2024, resulting in a maximum contribution of $0.48 per share of Class A ordinary shares that is not redeemed in connection with the March 2023 Extraordinary General Meeting (the “Second Maximum Contribution”, and the period from March 21, 2023 to March 21, 2024 the “Second Guaranteed Payment Period”), subject to the Company’s and the Sponsor’s right to stop making said Monthly Contributions. This contribution was funded on or about the 21st of each month thereafter through February 21, 2024; provided that, no such deposits will be made following the completion of any business combination.

On March 8, 2024, the Company held an extraordinary general meeting of shareholders (the “March 2024 Extraordinary General Meeting,” and together with the June 2022 Extraordinary General Meeting and the March 2023 Extraordinary General Meeting, the “Extraordinary General Meetings”), to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from March 21, 2024 to December 31, 2024 (the “March 2024 Extension Amendment Proposal”) and eliminate the limitation that the Company shall not redeem Class A Ordinary Shares included as part of the units sold in the IPO to the extent that such redemption would cause the Company's net tangible assets to be less than $5,000,001. The shareholders approved the March 2024 Extension Amendment Proposal and the Company filed the amended and restated memorandum and articles of association with the Cayman Islands Registrar of Companies.

As part of the March 2024 Extraordinary General Meeting, shareholders elected to redeem 1,407,653 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $16,309,778, or approximately $11.59 per share which includes $1,203,822 of earnings in the trust account not previously withdrawn. Subsequent to the redemptions, 4,927,561 Class A ordinary shares remained issued and outstanding.

If we conduct further redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
•

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

In addition, certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities (including Corner Growth 1). As a result, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on June 16, 2021, we have agreed to pay our sponsor a total of (A) $40,000 per month and continuing monthly until December 31, 2024, and (B) on December 31, 2024, an amount equal to $480,000 less any amounts previously paid by the Company for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees and pay such affiliate an amount equal to $480,000 less any amounts previously paid under the Administrative Services Agreement. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, unless applicable law or applicable stock exchange rules require a different vote, in which case we will complete our initial business combination only if such requisite vote is received. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, after giving effect to the 2022 Tender Offer and the redemption of certain Class A ordinary shares tendered at the Extraordinary General Meetings, the voting of our initial shareholders’ founder shares in favor our initial business combination will suffice to approve such initial business combination and we will not need any of the 452,561 public shares issued and outstanding after giving effect to the 2022 Tender Offer and the redemption of certain Class A ordinary shares tendered at the Extraordinary General Meetings to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. The initial shareholders have agreed not to propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its public shares if the Company does not complete a business combination by December 31, 2024 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until December 31, 2024.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have until December 31, 2024 to consummate an initial business combination. If we have not consummated an initial business combination by December 31, 2024, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by December 31, 2024. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by December 31, 2024 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares.

We expect that costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $18,970 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. We have access to up to $18,970 from our Initial Public Offering and the sale of the private placement warrants with which to pay any such potential claims (including funds from the trust account available to pay dissolution costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by December 31, 2024, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by December 31, 2024, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. As of December 31, 2023, the Company continued to be an emerging growth company. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

●	We are a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or their respective affiliates, including may not be indicative of future performance of an investment in us.
●	Our expectations regarding changes and long-term growth in the technology industry may not materialize to the extent we expect, or at all.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we consummate an initial business combination by December 31, 2024 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that could produce value for our shareholders.
●	We may not be able to consummate an initial business combination by December 31, 2024, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You do not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	You are not entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	On January 24, 2024, the SEC adopted new rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

Risks Relating to Our Sponsor and Our Management Team

●	Since our sponsor, executive officers, directors and other affiliates will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
●	We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.
●	Our executive officers and directors will allocate their time to other businesses, including Corner Growth 1, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including Corner Growth 1, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Risks Relating to our Securities

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
●	Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

General Risks

●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
●	Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

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

Our initial shareholders owned, on an as-converted basis, 20% of our outstanding ordinary shares immediately following the completion of our Initial Public Offering. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, unless applicable law or applicable stock exchange rules require a different vote, in which case we will complete our initial business combination only if such requisite vote is received. As a result, after giving effect to the 2022 Tender Offer and the redemption of certain Class A ordinary shares tendered at the Extraordinary General Meetings, the voting of our initial shareholders’ founder shares in favor our initial business combination will suffice to approve such initial business combination and we will not need any of the 452,561 public shares issued and outstanding after giving effect to the 2022 Tender Offer and the redemption of certain Class A ordinary shares tendered at the Extraordinary General Meeting to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would cause our net worth or cash balance to be less than any amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

The requirement that we consummate an initial business combination by December 31, 2024 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by December 31, 2024. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to consummate an initial business combination by December 31, 2024, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and consummate an initial business combination by December 31, 2024. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases.

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

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by December 31, 2024, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by December 31, 2024, with respect to such Class A ordinary shares so redeemed. In no other circumstances does a public shareholder have any right or interest of any kind in the trust account. Holders of warrants do not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until December 31, 2024, the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination could be limited, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

As of December 31, 2023, we had $18,970 in cash held outside the trust account to fund our working capital requirements. We believe that, upon the closing of our Initial Public Offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate until at least December 31, 2024; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we may use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including those between the U.S. and China, between Russia and Ukraine and between Israel and Hamas,or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

If we have not consummated an initial business combination by December 31, 2024, our public shareholders may be forced to wait beyond December 31, 2024 before redemption from our trust account.

If we have not consummated an initial business combination by December 31, 2024, the proceeds then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond December 31, 2024 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

While there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors, the Nasdaq corporate governance requirements require us to hold an annual general meeting within one year after our first full fiscal year end following our listing on the Nasdaq. We have not yet held an annual general meeting, and may not do so until after the consummation of our initial business combination. Until we hold an annual general meeting of shareholders, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management.

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

The net proceeds from our Initial Public Offering and the sale of the private placement warrants provided us with $181,551,649 that we may use to complete our initial business combination (after taking into account the $6,475,000, of deferred underwriting commissions being held in the trust account and the estimated non-reimbursed expenses of our Initial Public Offering). As of December 31, 2023, after giving effect to the 2022 Tender Offer and following the payments made from the trust account to shareholders who elected to redeem their Class A ordinary shares in connection with the Extraordinary General Meetings and the sponsor’s contributions to the trust account in connection therewith, $20,727,480 (or $5,243,600 after giving effect to the redemption of certain Class A ordinary shares tendered at the March 2024 Extraordinary General Meeting) remained in the trust account for our use in completing our initial business combination.

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

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement requires a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

Some other blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions, including those that relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting that shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our initial shareholders and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 71.3% of our Class A ordinary shares as of December 31, 2023 (or 91.0% of our Class A ordinary shares after giving effect to the 2022 Tender Offer and the redemption of certain Class A ordinary shares tendered at the Extraordinary General Meetings), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association that govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls on our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

The SEC has recently enacted final rules impacting special purpose acquisition companies that could increase the Company’s costs, cause the Business Combination to be less attractive to the Company’s shareholders or constrain circumstances under which it could be completed.

On January 24, 2024, the SEC issued final rules (“Final Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules may materially adversely affect our ability to engage financial and capital market advisors, negotiate and complete the Business Combination and may increase the costs and time related thereto.

In adopting the Final Rules, SEC did not adopt the proposed safe harbor but did provide guidance on activities that may raise concerns as to investment company status:

●	Nature of SPAC assets and income. For instance, a SPAC that owns or proposes to acquire 40% or more of its total assets in investment securities or a SPAC whose income is substantially derived from such assets would likely be considered an investment company. Holding U.S. government securities, U.S. registered money market funds and cash items, as is customary for SPACs during the period between the SPAC IPO and de-SPAC transaction, should not result in investment company status.

●	Management activities. Certain activities of the SPAC’s officers, directors and employees may be factors in the investment company determination, such as spending a considerable amount of time in managing the SPAC’s portfolio to achieve returns and not actively seeking a de-SPAC transaction.
●	Duration. While the SEC does not offer a bright line rule as to the duration of the SPAC, if a SPAC continues to operate without completing a de-SPAC transaction and its assets are substantially composed of, and its income derived from, securities, its activities may be more difficult to distinguish from those of an investment company. The SEC guidance indicated that the 12-month safe harbor for transient investment companies under Rule 3a-2 and the 18-month limit contemplated by Rule 419 were relevant analogies in analyzing the investment company status of a SPAC and that the further a SPAC operated beyond those timelines, the greater the investment company concerns would be, depending on the overall facts and circumstances.
●	Holding out. If the SPAC holds itself out as primarily engaged in investing, reinvesting or trading in securities, it will likely be considered an investment company.
●	Merging with an investment company. If the target company in a de-SPAC transaction is an investment company, the SPAC is likely to be considered an investment company.

Notwithstanding the foregoing guidance, there remains uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, which does not complete its initial business combination within 24 months from the effective date of its IPO registration statement. As indicated above, we completed the Initial Public Offering in February 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 37 months after the effective date of the Initial Public Offering, as of the date of Annual Report on Form 10-K). As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

The funds in the trust account have, since the Initial Public Offering, been held only in cash or U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company on April 1, 2024 we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earliest of the Company’s completion of an initial business combination or December 31, 2024, as applicable. Following such liquidation of the assets in the trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

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

On June 15, 2022, the Company held the June 2022 Extraordinary General Meeting which amended the amended and restated memorandum and articles of association to extend the date by which the Company must consummate its initial business combination from June 21, 2022 to March 21, 2023. The shareholders approved the June 2022 Extension Amendment Proposal and on June 16, 2022, the Company filed the amended and restated memorandum and articles of association with the Registrar of Companies of the Cayman Islands. In connection with the June 2022 Extraordinary General Meeting, shareholders elected to redeem 11,093,735 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $111,062,537, or approximately $10.01 per share which includes $125,817 of earnings in the trust account not previously withdrawn. Subsequent to the redemptions, 7,406,265 Class A ordinary shares remained issued and outstanding until the March 2023 Extraordinary General Meeting further described below.

In order to support the extension to consummate an initial business combination to March 21, 2023, our sponsor agreed to deposit $244,407 into the trust account, which is an aggregate of $0.033 per Class A ordinary share for each month of the extension period up to and until October 21, 2022, pro-rated for partial months during the extension period, resulting in a maximum contribution of $977,627, or $0.132 per share of Class A ordinary shares that was not redeemed in connection with the June 2022 Extraordinary General Meeting. Contributions in the amount of $0.033 per Class A ordinary shares were funded on each of June, July, August and September 21, 2022. If the Company did not consummate its initial business combination as of October 21, 2022, the holders of Class A ordinary shares then outstanding will be provided with the opportunity to redeem their Class A ordinary shares on or about October 21, 2022. On October 21, 2022, the Company launched the 2022 Tender Offer to purchase and redeem its Class A ordinary shares at a purchase price of $10.21 per share of Class A ordinary shares, net to seller in cash and without interest upon the terms and subject to the conditions set forth in the 2022 Tender Offer. The 2022 Tender Offer expired at 5:00 p.m., Eastern time, on January 6, 2023. A total of 4,101,830 Class A ordinary shares were validly tendered and not withdrawn in the 2022 Tender Offer. The Company accepted for purchase all such Class A ordinary shares at a purchase price of $10.21 per share for an aggregate purchase price of $41,879,684.

On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the Sponsor, the holder of an aggregate of 4,475,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, elected to convert 4,475,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Company had an aggregate of 7,779,435 shares of Class A ordinary shares issued and outstanding, of which 3,304,435 were subject to possible redemption, and 150,000 shares of Class B ordinary shares issued and outstanding. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. Since the conversion occurred after the record date of the March 2023 Extraordinary General Meeting, there was no impact to the votes required to approve the proposals or the counting of the votes at the March 2023 Extraordinary General Meeting as a result of the conversion.

On March 15, 2023, the Company held the March 2023 Extraordinary General Meeting, to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from March 21, 2023 to March 21, 2024. The shareholders approved the March 2023 Extension Amendment Proposal and on March 15, 2023, the Company filed the amended and restated memorandum and articles of association with the Cayman Islands Registrar of Companies.

As part of the March 2023 Extraordinary General Meeting, shareholders elected to redeem 1,444,221 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $15,297,014, or approximately $10.59 per share which includes 404,207 of earnings in the trust account not previously withdrawn. Subsequent to the redemptions and the conversion,

6,335,214 Class A ordinary shares remained issued and outstanding, of which 1,860,214 were subject to possible redemption until the March 2024 Extraordinary General Meeting further described below.

The Company and the sponsor have agreed that they will deposit into the trust account an amount equal to the lesser of (i) $0.04 per share or (ii) $65,000.00 for each month (the “Second Monthly Contribution”) of the second extension period up and until February 21, 2024, resulting in a maximum contribution of $0.48 per share of Class A ordinary shares that is not redeemed in connection with the March 2023 Extraordinary General Meeting (the “Second Maximum Contribution”, and the period from March 21, 2023 to March 21, 2024 the “Second Guaranteed Payment Period”), subject to the Company’s and the Sponsor’s right to stop making said Monthly Contributions. This contribution was funded on or about the 21st of each month thereafter through February 21, 2024; provided that, no such deposits will be made following the completion of any business combination.

On March 8, 2024, the Company held the March 2024 Extraordinary General Meeting, to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from March 21, 2024 to December 31, 2024 and eliminate the limitation that the Company shall not redeem Class A Ordinary Shares included as part of the units sold in the IPO to the extent that such redemption would cause the Company's net tangible assets to be less than $5,000,001. The shareholders approved the March 2024 Extension Amendment Proposal and the Company filed the amended and restated memorandum and articles of association with the Cayman Islands Registrar of Companies.

As part of the March 2024 Extraordinary General Meeting, shareholders elected to redeem 1,407,653 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $16,309,788, or approximately $11.59 per share which includes $1,203,822 of earnings in the trust account not previously withdrawn. Subsequent to the redemptions, 4,927,561 Class A ordinary shares remained issued and outstanding.

If we conduct further redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
•

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

Our executive officers and directors allocate their time to other businesses (including Corner Growth 1) thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. In particular, an affiliate of our sponsor and our officers and directors participated in the formation of and/or are actively engaged in the management of Corner Growth 1. Like us, Corner Growth 1 is focused on the technology sector. In addition, our founders, sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities, including Corner Growth 1, may compete with us for business combination opportunities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs that may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including Corner Growth 1, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including fiduciary and contractual duties to Corner Growth, pursuant to which such officer or director is or may be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

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

Our initial shareholders own, on an as-converted basis, 71.3% of our Class A ordinary shares as of December 31, 2023 (or 91% of our Class A ordinary shares after giving effect to the redemption of certain Class A ordinary shares tendered at the March 2024

Extraordinary General Meeting). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any units or Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

On February 22, 2024, the Company received a letter (the "Notice") from the Listing Qualifications Department of The Nasdaq Stock Market LLC ("Nasdaq") notifying the Company that the Company no longer meets the minimum 300 public holders requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(3) (the "Minimum Public Holders Requirement"). In accordance with Nasdaq rules, the Company has 45 calendar days, or until April 8, 2024, to submit a plan to regain compliance with the Minimum Public Holders Requirement. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company's securities on The Nasdaq Capital Market.

The Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. If the Company is unable to regain compliance by that date, the Company intends to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepts the Company's plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Requirement. If Nasdaq does not accept the Company's plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel. There can be no assurance that the Company will maintain compliance with the Minimum Public Holders Requirement of the Nasdaq, or that it will not be delisted. If we are not able stay in compliance with the relevant Minimum Public Holders Requirement, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid process for our common stock.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 300,000,000 Class A ordinary shares, par value $0.0001 per share, 30,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of April 1, 2024, there were 4,927,561 and 150,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. Immediately after our Initial Public Offering, there were preference shares issued and outstanding.

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

We do not believe that our anticipated principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination by December 31, 2024, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the controls around the interpretation and accounting for certain complex financial instruments were not effectively designed or maintained.

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

Included on our balance sheet as of December 31, 2023 contained elsewhere in this Annual Report on Form 10-K are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements -Going Concern”, management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 31, 2024.

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

If we are a passive foreign investment company (“PFIC”) for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our current taxable year). Moreover, if we determine we are a PFIC for any taxable year, upon written request by a U.S. Holder, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats for our Company, if any, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Form 10-K. In fiscal year 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

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

(b)Holders

As of December 31, 2023, there was one holder of record of our units, two holders of record of our Class A ordinary shares, three holders of our Class B ordinary shares and two holders of record of our warrants.

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

After deducting the underwriting discounts and commissions (excluding the deferred portion of $6,475,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated) and our Initial Public Offering expenses, $185,000,000 of the net proceeds from our Initial Public Offering and the private placement of the private placement warrants (or $10.00 per unit sold in our Initial Public Offering) was placed in the trust account. As of December 31, 2023, we had $18,970 in cash held outside the trust account and will be used to fund our operating expenses. The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement warrants are held in the trust account and are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

On June 15, 2022, the Company held an extraordinary general meeting (the “June 2022 Extraordinary General Meeting”) which amended the amended and restated memorandum and articles of association to extend the date by which the Company must consummate its initial business combination from June 21, 2022 to March 21, 2023 (the “June 2022 Extension Amendment Proposal”). The shareholders approved the June 2022 Extension Amendment Proposal and on June 16, 2022, the Company filed the articles amendment with the Registrar of Companies of the Cayman Islands. In connection with the June 2022 Extraordinary General Meeting, shareholders elected to redeem 11,093,735 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $111,062,537, or approximately $10.01 per share which includes $125,817 of earnings in the trust account not previously withdrawn. Subsequent to the redemptions, 7,406,265 Class A ordinary shares remained issued and outstanding until the March 2023 Extraordinary General Meeting further described below.

In order to support the extension to consummate an initial business combination to March 21, 2023, our sponsor agreed to deposit $244,407 into the trust account, which is an aggregate of $0.033 per Class A ordinary share for each month of the extension period up to and until October 21, 2022, pro-rated for partial months during the extension period, resulting in a maximum contribution of $977,627, or $0.132 per share of Class A ordinary shares that was not redeemed in connection with the June 2022 Extraordinary General Meeting. Contributions in the amount of $0.033 per Class A ordinary shares were funded on each of June, July, August and September 21, 2022. If the Company did not consummate its initial business combination as of October 21, 2022, the holders of Class A ordinary shares then outstanding will be provided with the opportunity to redeem their Class A ordinary shares on or about October 21, 2022. On October 21, 2022, the Company launched a fixed price tender offer (the “2022 Tender Offer”) to purchase and redeem its Class A ordinary shares at a purchase price of $10.21 per share of Class A ordinary shares, net to seller in cash and without interest upon the terms and subject to the conditions set forth in the 2022 Tender Offer. The 2022 Tender Offer expired at 5:00 p.m., Eastern time, on January 6, 2023. A total of 4,101,830 Class A ordinary shares were validly tendered and not withdrawn in the 2022 Tender Offer. The Company accepted for purchase all such Class A ordinary shares at a purchase price of $10.21 per share for an aggregate purchase price of $41,879,684, which includes $319,942 of earnings in the Trust Account not previously withdrawn. After giving effect to the 2022 Tender Offer, there were 3,304,435 Class A Ordinary Shares issued and outstanding. In connection with the 2022 Tender Offer, the Sponsor deposited an additional $198,266 into the Trust Account (an aggregate of $0.06 per Class A ordinary share) on each of January, February and March 9, 2023.

On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the Sponsor, the holder of an aggregate of 4,475,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, elected to convert 4,475,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Company had an aggregate of 7,779,435 shares of

Class A ordinary shares issued and outstanding, of which 3,304,435 were subject to possible redemption, and 150,000 shares of Class B ordinary shares issued and outstanding. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. Since the conversion occurred after the record date of the March 2023 Extraordinary General Meeting, there was no impact to the votes required to approve the proposals or the counting of the votes at the March 2023 Extraordinary General Meeting as a result of the conversion.

On March 15, 2023, the Company held the March 2023 Extraordinary General Meeting, to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from March 21, 2023 to March 21, 2024 (the “March 2023 Extension Amendment Proposal”). The shareholders approved the March 2023 Extension Amendment Proposal and on March 15, 2023, the Company filed the amended and restated memorandum and articles of association with the Cayman Islands Registrar of Companies.

As part of the March 2023 Extraordinary General Meeting, shareholders elected to redeem 1,444,221 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $15,297,014, or approximately $10.59 per share which includes 404,207 of earnings in the trust account not previously withdrawn. Subsequent to the redemptions and the conversion, 6,335,214 Class A ordinary shares remained issued and outstanding, of which 1,860,214 were subject to possible redemption until the March 2024 Extraordinary General Meeting further described below.

The Company and the sponsor have agreed that they will deposit into the trust account an amount equal to the lesser of (i) $0.04 per share or (ii) $65,000.00 for each month (the “Second Monthly Contribution”) of the second extension period up and until February 21, 2024, resulting in a maximum contribution of $0.48 per share of Class A ordinary shares that is not redeemed in connection with the March 2023 Extraordinary General Meeting (the “Second Maximum Contribution”, and the period from March 21, 2023 to March 21, 2024 the “Second Guaranteed Payment Period”), subject to the Company’s and the Sponsor’s right to stop making said Monthly Contributions. This contribution was funded on or about the 21st of each month thereafter through February 21, 2024; provided that, no such deposits will be made following the completion of any business combination.

On March 8, 2024, the Company held an extraordinary general meeting of shareholders (the “March 2024 Extraordinary General Meeting”), to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from March 21, 2024 to December 31, 2024 (the “March 2024 Extension Amendment Proposal”) and eliminate the limitation that the Company shall not redeem Class A Ordinary Shares included as part of the units sold in the IPO to the extent that such redemption would cause the Company's net tangible assets to be less than $5,000,001. The shareholders approved the March 2024 Extension Amendment Proposal and the Company filed the amended and restated memorandum and articles of association with the Cayman Islands Registrar of Companies.

As part of the March 2024 Extraordinary General Meeting, shareholders elected to redeem 1,407,653 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $16,309,788, or approximately $11.59 per share which includes $1,203,822 of earnings in the trust account not previously withdrawn. Subsequent to the redemptions, 4,927,561 Class A ordinary shares remained issued and outstanding.

If we conduct further redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
•

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

If we are unable to complete a business combination by December 31, 2024, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay for our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying financial statements, at December 31, 2023, we had $18,970 our operating bank account, and working capital deficit of $4,030,190, and $1,008,533 of earnings and realized gain on marketable securities held in the trust account. We expect to continue to incur significant costs in pursuit of our initial business combination plans.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements -Going Concern”, management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 31, 2024.

Critical Accounting Policies

Class A Ordinary Shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023, 1,860,214 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Net Income (loss) Per Ordinary Share

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 11,116,667, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the years ended December 31, 2023 and 2022. Remeasurement associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Results of Operations

All activity during the year ended December 31, 2023, was in preparation for our formation, the Initial Public Offering and, since the closing of our Initial Public Offering, a search for initial business combination candidates. As of December 31, 2023, $18,970 was held outside the trust account and was being used to fund the company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial business combination.

For the year ended December 31, 2023, we had a net loss of $806,149 which consisted of $1,008,533 in earnings and realized gain on marketable securities held in the trust account offset by a change in the fair value of warrant liabilities of $172,821, and $1,641,861 in operating and formation costs.

For the year ended December 31, 2022, we had a net income of $6,808,587 which consisted of $1,188,378 in earnings and realized gain on marketable securities held in the trust account, a change in the fair value of warrant liabilities of $9,670,963, partially offset by $4,050,754 in operating and formation costs.

The decrease in general and administrative costs in 2023 is due to diligence expenses related to potential business combination targets that were incurred in 2022 and did not proceed in 2023.

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

The founder shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial shareholders, and officers and directors. The sponsor has the right to transfer its ownership in the founder shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any founder shares. Prior to the closing of the Initial Public Offering, our sponsor transferred 150,000 founder shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of founder shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the founder shares is recognized only when the performance condition (i.e., the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of founder shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the founder shares. As of December 31, 2023, the Company has not yet entered into any definitive agreements in connection with any business combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a business combination might not happen, no stock-based compensation expense should be recognized.

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

Related Party Loans

On February 24, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. As of December 31, 2023, the Company has no amount outstanding under the Note.

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination is not completed, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2023, there were no outstanding Working Capital Loans under this arrangement.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of the company’s consummation of a business combination and its liquidation, to pay our sponsor a total of (A) $40,000 per month and until December 31, 2024, and (B) on December 31, 2024, an amount equal to $480,000 less any amounts previously paid by the Company for office space, utilities and secretarial and administrative support. We recognized $220,667 and $0 in expenses incurred in connection with the aforementioned arrangements with the related parties on our statements of operations for the years ended December 31, 2022 and 2023, respectively, which is included in operating and formation costs on the statements of operations. As of December 31, 2022 and December 31, 2023, there were $0 and $0, respectively in fees outstanding for these services, which is included in due to related party on the balance sheets.

Operating and Formation Costs

During the year ended December 31, 2023, our sponsor and affiliates of our sponsor also paid operating and formation costs of $1,065,496 on behalf of the Company. These amounts are included in due to related party on the balance sheet as of December 31, 2023.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company's management has concluded that the controls around the interpretation and accounting for certain complex instruments were not effectively designed or maintained.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
John Cadeddu	57	Co-Chairman and Director
Marvin Tien	49	Co-Chairman, Chief Executive Officer and Director
Alexandre Balkanski	63	Director
John Mulkey	50	Director
Jason Park	47	Director
Jane Mathieu	49	President
Jerome “Jerry” Letter	49	Chief Financial Officer and Chief Operating Officer
David Kutcher	41	Chief Investment Officer
Kevin Tanaka	33	Director of Corporate Development

John Cadeddu, has served as our Co-Chairman and member of our board of directors since February 2021. He is currently a General Partner and Managing Director of Corner Ventures and co-founded its predecessor firm, DAG Ventures. Mr. Cadeddu also serves as Co-Chairman and a director of Corner Growth. From 2004 to 2016, DAG Ventures raised in excess of $1.6 billion over five funds, and Mr. Cadeddu sourced many of DAG Ventures’ most successful investments, including Ambarella, Inc. (NASDAQ: AMBA), Bloom Energy Corporation (NYSE: BE), Clearwell Systems, Inc. (acquired by Symantec), Eventbrite, Inc. (NYSE: EB), FireEye, Inc. (NASDAQ: FEYE), Glassdoor, Inc. (acquired by Recruit Holdings Co., Ltd.), Grubhub Inc. (NASDAQ: GRUB), iZettle AB (acquired by PayPal), Jasper Technologies, Inc. (acquired by Cisco), LearnVest, Inc. (acquired by Northwest Mutual), Nextdoor, 1Life Healthcare, Inc. (NASDAQ: ONEM), OptiMedica Corporation (acquired by AMO), Silver Peak Systems, Inc. (acquired by HPE), Wealthfront Inc., WeWork Companies Inc., Wix.com Ltd. (NASDAQ: WIX), Xoom Corporation (listed as XOOM on the Nasdaq Global Select Market prior to being acquired by PayPal) and Yelp Inc. (NYSE: YELP). From 1999 to 2004, Mr. Cadeddu worked at Duff Ackerman & Goodrich, a telecommunications-focused private equity firm. Prior to Duff Ackerman & Goodrich, Mr. Cadeddu worked at Tandem Computers, Octel Communications, JP Morgan and Amsterdam Pacific. Mr. Cadeddu serves on the board of directors of Beewise Technologies Ltd., Get Fabric Ltd., and Picarro. He is also a board observer at Twin Health, Solv Health Inc. and Wealthfront Inc. He has previously served as board member or board observer at Ambarella Inc., Bloom Energy Corporation, EventBrite, Inc., FireEye, Inc., Glassdoor, Inc., GrubHub Inc., Mint Software Inc., 1Life Healthcare, Inc., Pacific BioSciences of California, Inc., Silver Peak Systems, Inc. and Xoom Corporation. Mr. Cadeddu is a graduate of Harvard University and received his MBA from the Stanford University Graduate School of Business. We believe Mr. Cadeddu’s substantial experience investing in growth stage technology companies, extensive network, and various prior investment roles make him well qualified to serve as a member of our board of directors.

Marvin Tien, has served as our Co-Chairman, Chief Executive Officer and member of our board of directors since February 2021. He is currently a General Partner and Managing Director of Corner Ventures and a Principal and Founder of Corner Capital Group and Corner Capital Management. He also serves as Co-Chairman, Chief Executive Officer and a director of Corner Growth. Corner Ventures was established in 2018 with a focus on leading growth financing rounds of emerging global technology companies. In 2010, Mr. Tien also co-managed Green Lake Capital, an investment subsidiary for a Taiwanese public company, which invested in emerging infrastructure technologies and became one of the largest owners and operators of commercial and industrial solar power generation assets. Later, in 2013, Mr. Tien co-founded Ahana Capital, which was subsequently sold to ATNI International (NASDAQ: ATNI) in 2014, and Mr. Tien co-led their efforts to expand the infrastructure investments to greater Asia. Prior to Green Lake Capital, Mr. Tien focused on family investments for Corner Capital Group, which made direct investments in private companies focused on cross border opportunities between the United States and Asia. Mr. Tien serves on the board of directors of Halcyon Tech Inc., Travelier Ltd., Brainvivo Ltd., Cymbio Ltd., Ludeo, Healthy.io Ltd., Sightful Ltd., Cymbio Digital Ltd. and Boldend Inc. Mr. Tien is a graduate of Cornell University and received his MBA from the Wharton School at the University of Pennsylvania. We believe Mr. Tien’s significant experience investing in both private and public technology companies, investing acumen, and global network make him well qualified to serve as a member of our board of directors.

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

Jane Mathieu, has served as our President since February 2021. She is currently a Partner at Corner Ventures and serves as President of Corner Capital Management. She also serves as President of Corner Growth. Previously, Ms. Mathieu served as Director and General Counsel for Green Lake Capital, leading one of the first Power Purchase Agreement Funds in the renewable energy space from 2010 to 2014. In 2014, Ms. Mathieu and Mr. Tien structured a sale of the Green Lake Capital portfolio to ATNI International (NASDAQ: ATNI) and continued to manage it under the Ahana Renewables umbrella, a subsidiary of ATNI. Ahana Renewables was focused on cross-border transactions in the energy sector. She currently oversees a solar tax equity credit platform that has deployed over $250 million amounting to 265 megawatts across seven states. Prior to that Ms. Mathieu was a real estate and structured finance attorney from 2004 to 2008 at DLA Piper where she represented commercial banks, insurance companies, REITs, and funds in capital markets transactions. She is a graduate of the University of California, Los Angeles and received her JD from Brooklyn Law School.

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

David Kutcher, has served as our Chief Investment Officer since February 2021. He is currently a Partner and Co-Founder of Sauvegarder Investment Management (“SIM”), an investment firm focused on structured credit solutions backed primarily by intellectual property assets. Prior to SIM, Mr. Kutcher was a Venture Partner with Corner Ventures from March 2020 to January 2023, where he focused on later-stage investments in public markets. He also serves as Chief Investment Officer of Corner Growth. Prior to joining Corner Ventures in 2020, he was the managing partner at Torian Capital Partners, a firm he co-founded in 2016, which now serves as a family investment vehicle. From 2011 to 2016, Mr. Kutcher was a Managing Director with Broadband Capital Management, a New York based merchant banking firm and was an advisor to its successor firm, Broadband Capital Partners, an alternative investment firm, from February 2016 until December 2018. Mr. Kutcher started his career as an M&A and capital markets lawyer with Ellenoff Grossman & Schole LLP in New York from 2008 to 2011. Mr. Kutcher holds a Bachelor of Arts from the University of the South (Sewanee) and a JD from Samford University (Cumberland).

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the Nasdaq. We have not yet held an annual general meeting, and may not do so until following the consummation of an initial business combination. The term of office of the first class of directors, consisting of Mr. Balkanski, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mr. Mulkey and Mr. Park, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Mr. Cadeddu and Mr. Tien, will expire at our third annual meeting of shareholders.

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

Our affiliates manage numerous investment vehicles, including Corner Growth 1, which may compete with us for acquisition opportunities and if pursued by them we may be precluded from such opportunities for our initial business combination. Each of our officers and directors presently have, and any of them in the future may have, additional fiduciary and contractual duties to other entities, including fiduciary and contractual duties to Corner Growth. As a result, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
John Cadeddu	Corner Ventures	Venture Firm	Co-founder, General Partner
	Corner Growth Acquisition Corp.	Technology focused SPAC	Co-Chairman, Director
	CommonSense Robotics Ltd. (d/b/a Fabric)	Logistics automation	Director
	Beewise Technology	Technology and robotic beehives	Director
	Twin Health	Healthcare technology	Board Observer
	SolvHealth	Healthcare technology	Board Observer
	Wealthfront Inc.	Automated investment service	Board Observer
Marvin Tien	Corner Ventures(1)	Venture Firm	Co-founder, General Partner
	Corner Capital Management	Investment Firm	General Partner
	Corner Capital Group(1)	Investment Firm	General Partner
	Corner Growth Acquisition Corp.	Technology focused SPAC	Co-Chairman, Chief Executive Officer, Director
	Healthy.io Ltd.	Healthcare technology	Director
	Sightful Ltd.	Augmented Reality	Director
	Cymbio Digital Ltd.	E-Commerce	Director
	Halcyon Tech	Technology and cyber defense	Director
	Travelier Ltd.	Technology and online travel	Director
	Brainvivo Ltd.	Technology and artificial intelligence	Director
	Ludeo	Technology and gaming	Director
	BoldEnd Inc.	Technology and cyber defense	Director
Alexandre Balkanski	Picarro, Inc.	Electronic equipment and instruments	President, Chief Executive Officer and Director
	Corner Growth Acquisition Corp.	Technology focused SPAC	Director Nominee
	D2s, Inc.	Software and tech services	Director
	Engageli, Inc.	Digital learning	Director
John Mulkey	Mulkey Holdings	Hospitality, real estate, gaming and lodging	Manager
	Corner Growth Acquisition Corp.	Technology focused SPAC	Director Nominee
	Plain Sight Properties	Real estate	President, Chief Financial Officer

Individual	Entity	Entity’s Business	Affiliation
Jason Park	DraftKings Inc.	Consumer discretionary services	Chief Financial Officer
	Corner Growth Acquisition Corp.	Technology focused SPAC	Director Nominee
Jane Mathieu	Corner Ventures(1)	Venture Firm	Partner, General Counsel
	Corner Capital Management	Investment Firm	President
	Corner Capital Group(1)	Investment Firm	Partner, General Counsel
	Corner Growth Acquisition Corp.	Technology focused SPAC	President
Jerry Letter	Corner Ventures(1)	Venture Firm	Partner, Chief Financial Officer and Chief Operating Officer
	Corner Capital Management	Investment Firm	Chief Financial Officer
	Corner Growth Acquisition Corp.	Technology focused SPAC	Chief Financial Officer and Chief Operating Officer
	OnPoint Global, LLC	Digital content	Director
	Powerband Solutions Inc.	Online auto financing	Director
David Kutcher	Corner Growth Acquisition Corp.	Technology focused SPAC	Chief Investment Officer
	Sauvegarder Investment Management	Investment Firm	Partner and Co-Founder
	Torian Capital Partners	Family Investment Vehicle	Managing Partner and Co-Founder
Kevin Tanaka	Corner Ventures(1)	Venture Firm	Principal
	Corner Growth Acquisition Corp.	Technology focused SPAC	Director of Corporate Development
(1)	Includes certain of its funds and other affiliates.

Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. In particular, an affiliate of our sponsor and our officers and directors participated in the formation of and/or are actively engaged in the management of Corner Growth 1. Like us, Corner Growth 1 is focused on the technology sector. Any such companies, including Corner Growth 1, may present additional conflicts of interest in pursuing an acquisition target. However, we do not currently expect that any such other blank check company, including Corner Growth 1, would materially affect our ability to complete our initial business combination. In addition, our sponsor, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, may have conflicts of interest in allocating time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our named executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership in our ordinary shares and other equity securities, on Form 3, 4 and 5 respectively. Named executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports made available us, we believe that all filings required to be made under Section 16(a) during 2023 were timely made, except that John Cadeddu, our director, failed to timely file on Form 4, and as a result, a transaction was not timely disclosed; additionally, CGA Sponsor, LLC, our sponsor, failed to timely file on Form 4, and as a result, a second transaction was not timely disclosed.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 1, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

In the table below, percentage ownership is based on 4,927,561 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 150,000 Class B ordinary shares outstanding as of April 1, 2024. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. All of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, as described herein. On March 8, the Company held the March 2024 Extraordinary General Meeting. As part of the March 2024 Extraordinary General Meeting, shareholders elected to redeem 1,407,653 Class A ordinary shares. To the extent any of the persons listed in the table below redeemed any of their Class A ordinary shares in connection with the March 2024 Extraordinary General Meeting, their ownership may differ from the information set forth below. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Annual Report on Form 10-K.

	Class B Ordinary Shares		Class A Ordinary Shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage
	Beneficially	Percentage	Beneficially	Percentage	of Voting
Name of Beneficial Owner(1)	Owned	of Class	Owned	of Class	Control
CGA Sponsor 2, LLC (our sponsor) (2)	—	—	4,475,000	90.8%	88.1%
John Cadeddu (2)	—	—	4,475,000	90.8%	88.1%
Marvin Tien (2)	—	—	4,475,000	90.8%	88.1%
Jane Mathieu	—	—	—	—	—
Jerry Letter	—	—	—	—	—
David Kutcher	—	—	—	—	—
Kevin Tanaka	—	—	—	—	—
Alexandre Balkanski	50,000	33.3%	—	—	*
John Mulkey	50,000	33.3%	—	—	*
Jason Park	50,000	33.3%	—	—	*
All officers and directors as a group (9 individuals)	150,000	100.0%	—	—	91.1%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 251 Lytton Avenue, Suite 200, Palo Alto, California 94301.
(2)	The shares reported above are held in the name of our sponsor. Our sponsor is controlled by John Cadeddu and Marvin Tien.

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

We currently maintain our executive offices at 251 Lytton Avenue, Suite 200, Palo Alto, California 94301. Commencing on the date that our securities were first listed on the Nasdaq and through the earlier of the consummation of our initial business combination and our liquidation, we began to reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of (A) $40,000 per month and continuing monthly until December 31, 2024, and (B) on December 31, 2024, an amount equal to $480,000, less any amounts previously paid by the Company.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2023, no working capital loans were outstanding.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the year ended December 31, 2022 totaled approximately 98,000. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the year ended December 31, 2023 totaled approximately $113,000. The above amounts include interim review procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2022 and for the year ended December 31, 2023, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 or the year ended December 31, 2023.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 or the year ended December 31, 2023.

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

3.4

Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on March 12, 2024, File No. 001-40510).

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

April 1, 2024

CORNER GROWTH ACQUISITION CORP.2

/s/ Marvin Tien
Name:	Marvin Tien
Title:	Co-Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Marvin Tien
Marvin Tien	Co-Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2024
/s/ Jerome “Jerry” Letter
Jerome “Jerry” Letter	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	April 1, 2024
/s/ John Cadeddu
John Cadeddu	Co-Chairman and Director	April 1, 2024
/s/ Alexandre Balkanski
Alexandre Balkanski	Director	April 1, 2024
/s/ John Mulkey
John Mulkey	Director	April 1, 2024
/s/ Jason Park
Jason Park	Director	April 1, 2024

CORNER GROWTH ACQUISITION CORP. 2

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for Corner Growth Acquisition Corp. 2:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Corner Growth Acquisition Corp. 2

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Corner Growth Acquisition Corp. 2 (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a business combination with one or more businesses or entities on or before December 31, 2024. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to December 31, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond December 31, 2024 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

New York, NY

April 1, 2024

CORNER GROWTH ACQUISITION CORP. 2

BALANCE SHEETS

	December 31	December 31
	2023	2022
ASSETS
Current assets
Cash	$18,970	$117,686
Prepaid expenses	22,702	258,737
Total current assets	41,672	376,423
Cash and marketable securities held in trust account	21,200,364	76,123,731
Total Assets	$21,242,036	$76,500,154
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$450	$3,673
Offering costs payable	—	7,800
Due to related party	1,065,496	237,500
Accrued expenses	3,005,916	2,515,779
Total current liabilities	4,071,862	2,764,752
Warrant liabilities	333,482	160,661
Deferred underwriting fee payable	6,475,000	6,475,000
Total Liabilities	10,880,344	9,400,413
COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 1,860,214 shares at redemption value as of December 31, 2023 and 7,406,265 shares at redemption value as of December 31, 2022	21,200,364	76,123,731
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 4,475,000 and 0 issued and outstanding, respectively (excluding 1,860,214 and 7,406,265 shares subject to possible redemption as of December 31, 2023 and December 31, 2022, respectively)	448	—
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized;150,000 and 4,625,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022 respectively	15	463
Additional paid-in capital	—	—
Accumulated deficit	(10,839,135)	(9,024,453)
Total Shareholders’ Deficit	(10,838,672)	(9,023,990)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT	$21,242,036	$76,500,154

The accompanying notes are an integral part of these financial statements.

CORNER GROWTH ACQUISITION CORP. 2

STATEMENT OF OPERATIONS

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2023	2022
Operating and formation costs	$(1,641,861)	$(4,050,754)
Loss from operations	(1,641,861)	(4,050,754)
Other income (loss):
Earnings and realized gain on marketable securities held in Trust Account	1,008,533	1,188,378
Change in fair value of warrant liabilities	(172,821)	9,670,963
Net income (loss)	$(806,149)	$6,808,587
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	2,220,442	12,451,635
Basic and diluted net income (loss) per Class A redeemable ordinary share	$(0.12)	$0.40
Basic and diluted weighted average shares outstanding of Class A nonredeemable ordinary shares and Class B ordinary shares	4,625,000	4,625,000
Basic and diluted net income (loss) per Class A nonredeemable ordinary share and Class B ordinary share	$(0.12)	$0.40

The accompanying notes are an integral part of these financial statements.

CORNER GROWTH ACQUISITION CORP. 2

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)

Balance, January 1, 2022	—	$—	4,625,000	$463	$—	$(14,624,399)	$(14,623,936)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,208,641)	(1,208,641)
Net income (loss)	—	—	—	—	—	6,808,587	6,808,587
Balance, December 31, 2022	—	$—	4,625,000	$463	$—	$(9,024,453)	$(9,023,990)
Conversion of Class B ordinary shares to Class A ordinary shares	4,475,000	448	(4,475,000)	(448)	—	—	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,008,533)	(1,008,533)
Net income (loss)	—	—	—	—	—	(806,149)	(806,149)
Balance, December 31, 2023	4,475,000	$448	150,000	$15	$—	$(10,839,135)	$(10,838,672)

The accompanying notes are an integral part of these financial statements.

CORNER GROWTH ACQUISITION CORP. 2

STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(806,149)	$6,808,587
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized (gain) loss on marketable securities held in Trust Account	(1,008,533)	(1,188,378)
Change in fair value of warrant liabilities	172,821	(9,670,963)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	486,914	2,244,669
Prepaid expenses	236,035	577,762
Due to related party	827,996	177,500
Net cash used in operating activities	(90,916)	(1,050,823)
Cash Flows from Investing Activities
Investment of cash in Trust Account	(1,244,799)	(977,627)
Proceeds received from Trust Account	57,176,699	111,062,537
Net cash provided by investing activities	55,931,900	110,084,910
Cash Flows from Financing Activities
Proceeds received from Sponsor for Trust Account contributions	1,244,799	977,627
Payments to Class A ordinary shareholders for redemption of shares	(57,176,699)	(111,062,537)
Payment of offering costs	(7,800)	(100,000)
Net cash used in financing activities	(55,939,700)	(110,184,910)
Net change in cash	(98,716)	(1,150,823)
Cash at beginning of the year	117,686	1,268,509
Cash at end of the year	$18,970	$117,686
Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$1,008,533	$1,208,641
Conversion of Class B ordinary shares to Class A ordinary shares	$448	$—
Offering costs payable	$—	$7,800

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period through December 31, 2023 relates to the Company’s formation and the initial public offering described below (the “Initial Public Offering”) and to the search for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of earnings and realized gain (loss) on marketable securities held in the Trust Account from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (loss). The Company has selected December 31 as its fiscal year end.

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

On June 15, 2022, the Company held an extraordinary general meeting (the “June 2022 Extraordinary General Meeting”) which amended the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate its initial business combination from June 21, 2022 to March 21, 2023 (the “June 2022 Extension Amendment Proposal”). As part of the June 2022 Extraordinary General Meeting, shareholders elected to redeem 11,093,735 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $111,062,537, or approximately $10.01 per share which includes $125,817 of earnings in the trust account not previously withdrawn. Subsequent to the redemptions, 7,406,265 Class A ordinary shares remained issued and outstanding until the March 2023 Extraordinary General Meeting further described below.

In order to support the extension to consummate an initial business combination to March 21, 2023, our sponsor agreed to deposit $244,407 into the trust account, which is an aggregate of $0.033 per Class A ordinary share for each month of the extension period up to and until October 21, 2022, pro-rated for partial months during the extension period, resulting in a maximum contribution of $977,627, or $0.132 per share of Class A ordinary shares that was not redeemed in connection with the June 2022 Extraordinary General Meeting. Contributions in the amount of $0.033 per Class A ordinary shares were funded on each of June, July, August and September 21, 2022. The Company also agreed to provide the holders of Class A ordinary shares then outstanding with the opportunity to redeem their Class A ordinary shares on or about October 21, 2022 if the Company did not consummate its initial Business Combination as of October 21, 2022. On October 21, 2022, the Company launched a fixed price tender offer (the “2022 Tender Offer”) to purchase and redeem its Class A ordinary shares at a purchase price of $10.21 per share of Class A ordinary shares, net to seller in cash and without interest upon the terms and subject to the conditions set forth in the 2022 Tender Offer.

On January 6, 2023, the Tender Offer expired (the “Expiration Time”). A total of 4,101,830 Class A ordinary shares were validly tendered and not withdrawn in the Tender Offer. The Company accepted for purchase all such Class A ordinary shares at a purchase price of $10.21 per share for an aggregate purchase price of $41,879,684, which includes $319,942 of earnings in the Trust Account not previously withdrawn. After giving effect to the Tender Offer, there were 3,304,435 Class A Ordinary Shares issued and outstanding. In connection with the Tender Offer, the Sponsor deposited an additional $198,266 into the Trust Account (an aggregate of $0.06 per Class A ordinary share) on each of January, February and March 9, 2023. On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the Sponsor, the holder of an aggregate of 4,475,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, elected to convert 4,475,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Company had an aggregate of 7,779,435 shares of Class A ordinary shares issued and outstanding, of which 3,304,435 were subject to possible redemption and 150,000 shares of Class B ordinary shares issued and outstanding. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination.

On March 15, 2023, the Company held an extraordinary general meeting of shareholders (the “March 2023 Extraordinary General Meeting”), to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from March 21, 2023 to March 21, 2024 (the “March 2023 Extension Amendment Proposal”). The shareholders approved the March 2023 Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the March 2023 Extraordinary General Meeting and on March 15, 2023, the Company filed the amended and restated memorandum and articles of association with the Cayman Islands Registrar of Companies.

As part of the March 2023 Extraordinary General Meeting, shareholders elected to redeem 1,444,221 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $15,297,014, or approximately $10.59 per share which includes $404,207 of earnings in the trust account not previously withdrawn. Subsequent to the redemptions and the conversion and through December 31 2023, 6,335,214 Class A ordinary shares remained issued and outstanding, of which 1,860,214 were subject to possible redemption until the March 2024 Extraordinary General Meeting further described below. The Company and the sponsor have agreed that they will deposit into the trust account an amount equal to the lesser of (i) $0.04 per share or (ii) $65,000.00 for each month (the “Second Monthly Contribution”) of the second extension period up and until February 21, 2024, resulting in a maximum contribution of $0.48 per share of Class A ordinary shares that is not redeemed in connection with the March 2023 Extraordinary General Meeting (the “Second Maximum Contribution”, and the period from March 21, 2023 to March 21, 2024 the “Second Guaranteed Payment Period”), subject to the Company’s and the Sponsor’s right to stop making said Monthly Contributions. This contribution was funded on or about the 21st of each month through February 21, 2024; provided that, no such deposits will be made following the completion of any business combination.

On March 8, 2024, the Company held an extraordinary general meeting of shareholders (the “March 2024 Extraordinary General Meeting”), to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from March 21, 2024 to December 31, 2024 (the “March 2024 Extension Amendment Proposal”) and eliminate the limitation that the Company shall not redeem Class A Ordinary Shares included as part of the units sold in the IPO to the extent that such redemption would cause the Company's net tangible assets to be less than $5,000,001. As part of the March 2024 Extraordinary General Meeting, the Company and/or the Sponsor is no longer required to deposit monthly contributions into the trust account. The shareholders approved the March 2024 Extension Amendment Proposal and the Company filed the amended and restated memorandum and articles of association with the Cayman Islands Registrar of Companies.

As part of the March 2024 Extraordinary General Meeting, shareholders elected to redeem 1,407,653 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $16,309,778, or approximately $11.59 per share which includes $1,203,822 of earnings in the trust account not previously withdrawn. Subsequent to the redemptions, 4,927,561 Class A ordinary shares remained issued and outstanding.

If the Company is unable to complete a Business Combination by December 31, 2024 the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law.

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

Liquidity and Going Concern

As of December 31, 2023, the Company had $18,970 in its operating bank accounts, $21,200,364 (or $5,243,600 after giving effect to the redemption of certain Class A ordinary shares tendered at the March 2024 Extraordinary General Meetings) to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $4,030,190.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4, as of December 31, 2023, the Company is indebted to the Sponsor and its affiliates for $1,065,496 which represents operating and formation costs paid by these related parties on the Company's behalf. The Sponsor is not under any obligation ot make additional expenditures on the Company's behalf.

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern”, management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The Company also demonstrates other adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these financial statements. These other adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts or classification of assets or liabilities should the Company be required to liquidate after December 31, 2024, our scheduled liquidation date if we do not elect to extend the Extension Period or complete the Business Combination prior to such date.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023.

Marketable Securities Held in Trust Account

At December 31, 2023, substantially all of the assets held in the Trust Account were held in cash or in a money market mutual fund in U.S. based trust accounts at UBS Financial Services, Inc. with Continental Stock Transfer & Trust Company acting as trustee.

The Company accounts for its securities held in the trust account in accordance with the guidance in ASC Topic 320 “Investments - Debt Securities.” These securities are classified as trading securities with earnings and realized gain (loss) recognized through other income. The Company values its securities held in the Trust Account based on quoted prices in active markets (see Note 8 for more information).

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. There were no changes to the classification for the year ended December 31, 2023.

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

At December 31, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amounts
Class A ordinary shares subject to possible redemption - December 31, 2021	18,500,000	$185,000,000
Less:
Redemption of Class A Ordinary shares	(11,093,735)	(111,062,537)
Plus:
Remeasurement of Class A ordinary shares subject to redemption	—	1,208,641
Sponsor contribution	—	977,627
Class A ordinary shares subject to possible redemption - December 31, 2022	7,406,265	$76,123,731
Less:
Redemption of Class A Ordinary shares	(5,546,051)	(57,176,699)
Plus:
Remeasurement of Class A ordinary shares subject to redemption	—	1,008,533
Sponsor contribution	—	1,244,799
Class A ordinary shares subject to possible redemption - December 31, 2023	1,860,214	$21,200,364

As part of the June 2022 Extraordinary General Meeting, shareholders elected to redeem 11,093,735 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $111,062,537, or approximately $10.01 per share. The Company recognized a remeasurement of $1,208,641 for cumulative trust earnings to December 31, 2022, of which $125,187 was paid out to redeeming Class A ordinary shares as their proportionate share of trust earnings through the redemption date and is the difference between the redemption amount per share and the original $10.00 per share times the number of shares redeemed.

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

As part of the March 2023 Extraordinary General Meeting, shareholders elected to redeem 1,444,221 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $15,297,014, or approximately $10.59 per share. The proportionate share of cumulative Trust Account earnings in the amount of $404,207 was paid out to the redeeming Class A ordinary shares. The Company recognized a remeasurement of 1,008,533 for cumulative Trust Account earnings to December 31, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the year ended December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for stock subject to possible redemption is calculated by dividing the proportionate share of income (loss) by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance. As a result, diluted earnings (loss) per ordinary share is the same as basic earnings (loss) per ordinary share for the periods presented. Remeasurement associated with the Class A ordinary shares subject to possible redemption is excluded from earnings or loss per share as the redemption value approximates fair value. For basic earnings or loss per share, shares subject to forfeiture are not included in the weighted average shares outstanding until the restriction lapses.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	For the year ended		For the year ended
	December 31, 2023		December 31, 2022
		Class A
	Class A	Nonredeemable	Class A	Class B
	Redeemable	and Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(261,489)	$(544,660)	$4,964,564	$1,844,023
Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,220,442	4,625,000	12,451,635	4,625,000

Basic and diluted net income (loss) per ordinary share	$(0.12)	$(0.12)	$0.40	$0.40

Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For emerging growth companies, the new guidance is effective for annual periods beginning after January 1, 2023. The Company adopted ASU 2016-13 as of January 1, 2023, with no material impact to its financial statements.The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties

The current conflicts in Russia and Ukraine, as well as Israel and Gaza, resulting sanctions and related countermeasures by the United States and other countries could to lead to market disruptions, including significant volatility in the credit and capital markets and the economy in general, which could have an adverse impact on the operations and financial performance of our potential Business Combination targets and our Company.

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of December 31, 2023, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized through December 31, 2023.

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

Promissory Note – Related Party

On February 22, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. As of December 31, 2023, the Company had no amounts outstanding under the Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of the filing date and December 31, 2023, the Company had no borrowings under any Working Capital Loans.

Administrative Support Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on June 16, 2021, the Company has agreed to pay the Sponsor a total of (A) $40,000 per month and continuing monthly until December 31, 2024, and (B) on December 31, 2024, an amount equal to $480,000 less any amounts previously paid by the Company for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. As of June 21, 2022, the total amount of $480,000 was incurred. There have been no expenses incurred since June 21, 2022. For the year ended December 31,

2023 and December 31, 2022, the Company incurred $0 and $220,667 in fees for these services, respectively, which is included in operating and formation costs on the statements of operations. As of December 31, 2023 and December 31, 2022, there were no fees outstanding for these services.

Operating and Formation Costs

Through December 31, 2023, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $1,065,496 on behalf of the Company which are due on demand. Of such costs, $237,500 were paid as of December 31, 2022 and $827,996 were paid during the year ended December 31, 2023. These amounts are included in due to related party on the balance sheet as of December 31, 2022 and December 31, 2023.

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

Once the warrants become exercisable, the Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants if they are held by the Sponsor or its permitted transferee):

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

If the Company calls the Public Warrants for redemption, management has the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. Additionally, in no event is the Company be required to net cash settle any Warrants. If the Company is unable to complete the initial Business Combination by December 31, 2024 and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2021, there were 18,500,000 Class A ordinary shares issued or outstanding all of which are classified as temporary equity. In June 2022, in connection with the June 2022 Extension Amendment Proposal, certain shareholders exercised their right to redeem 11,093,735 Class A ordinary shares at a redemption price of approximately $10.01 per share, resulting in redemption payments out of the Trust Account totaling $111,062,537. The redemption payments included the proportionate share of Trust Account earnings in the amount of $125,817. Subsequent to the redemptions, 7,406,265 Class A ordinary shares remained issued and outstanding. On January 6, 2023, a total of 4,101,830 Class A ordinary shares were validly tendered and not withdrawn in the 2022 Tender Offer. The Company accepted for purchase all such Class A ordinary shares at a purchase price of $10.21 per share for an aggregate purchase price of $41,879,684, which includes $319,942 of earnings in the Trust Account not previously withdrawn. After giving effect to the 2022 Tender Offer, there were 3,304,435 Class A Ordinary Shares issued and outstanding. On March 15, 2023, in connection with the March 2023 Extraordinary General Meeting, shareholders elected to redeem 1,444,221 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $15,297,014, or approximately $10.59 per share which includes $404,207 of earnings in the Trust Account not previously withdrawn. At December 31, 2023, 6,335,214 Class A ordinary shares remained issued and outstanding, of which 1,860,214 were subject to possible redemption. The Sponsor’s 4,475,000 Class A ordinary shares received upon conversion of its Class B ordinary shares are not redeemable.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022, there were 4,625,000 Class B ordinary shares issued and outstanding. On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the sponsor elected to convert its 4,475,000 shares of Class B ordinary shares on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. At December 31, 2023, there were 150,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$21,200,364	$76,123,731

At December 31, 2023 and December 31, 2022, $184 and $76,123,731 of the balance held in the Trust Account was held in cash, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2023	Level	December 31, 2022
Liabilities:
Warrant liability – Public Warrants	1	$184,982	1	$61,661
Warrant liability – Private Placement Warrants	2	$148,500	3	$99,000
Total liabilities		$333,482		$160,661

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of the warrant liabilities in the statement of operations.

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

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2023 and December 31, 2022 are classified Level 1 due to quoted prices in an active market. The Private Placement Warrants as of December 31, 2022 are classified Level 3 due to the use of unobservable inputs. The private placement warrants as of December 31, 2023, are classified Level 2 due to the use of quoted prices for similar assets that are not active.

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 31, 2022:

Input	December 31, 2022
Risk-free interest rate	3.99%
Expected term (years)	5.0
Expected volatility	0.5%
Exercise price	$11.50
Fair value of the ordinary share price	$10.26
Redemption threshold price	$18.00
Redemption threshold days	20 days within any 30-day period
Redemption price	$0.01
Probability of successful acquisition	50.0%

As of December 31, 2022, the fair value of the Public Warrants and Private Placement Warrants were determined to be $0.01 and $0.02 per warrant for aggregate values of approximately $62,000 and $99,000, respectively.

As of December 31, 2023, the fair value of the Public Warrants and Private Placement Warrants were determined to be $0.03 and $0.03 per warrant for aggregate values of approximately $185,000 and $148,000, respectively.

Level 3 financial liabilities consist of the Private Placement Warrant liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. There were no transfers in or out of level 3 for the year ended December 31, 2022. For the year ended December 31, 2023, the Private Placement Warrants were valued based on quoted prices for similar assets and have been transferred out of Level 3.

The change in fair value of the Level 3 warrant liabilities for the year ended December 31, 2022 and for the year ended December 31, 2023 is summarized as follows:

Level 3 Warrants (2022 activity)
Warrant liability at December 31, 2021	$4,405,500
Change in fair value of warrant liability	(4,306,500)
Warrant liability at December 31, 2022	$99,000

Level 3 Warrants (2023 activity)
Warrant liability at December 31, 2022	$99,000
Change in fair value of warrant liability	49,500
Warrant liability at December 31, 2023	$148,500
Transfer out of warrant liability at December 31, 2023	(148,500)
Warrant liability at December 31, 2023	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the financial statements.

On March 8, 2024, the Company held an extraordinary general meeting of shareholders (the “March 2024 Extraordinary General Meeting”), to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from March 21, 2024 to December 31, 2024 (the “March 2024 Extension Amendment Proposal”) and eliminate the limitation that the Company shall not redeem Class A Ordinary Shares included as part of the units sold in the IPO to the extent that such redemption would cause the Company's net tangible assets to be less than

$5,000,001. The shareholders approved the March 2024 Extension Amendment Proposal and the Company filed the amended and restated memorandum and articles of association with the Cayman Islands Registrar of Companies.

As part of the March 2024 Extraordinary General Meeting, shareholders elected to redeem 1,407,653 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $16,309,778, or approximately $11.59 per share which includes $1,203,822 of earnings in the trust account not previously withdrawn. Subsequent to the redemptions, 4,927,561 Class A ordinary shares remained issued and outstanding.

On February 22, 2024, the Company received a letter (the “notice’) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company no longer meets the minimum 300 public holders requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5500(a)(3) (the “Minimum Public Holders Requirement”). In accordance with Nasdaq rules, the Company has 45 calendar days, or until April 8, 2024, to submit a plan to regain compliance with the Minimum Public Holders Requirement. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company's securities on The Nasdaq Capital Market.

The Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. If the Company is unable to regain compliance by that date, the Company intends to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Requirement. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel. There can be no assurance that the Company will maintain compliance with the Minimum Public Holders Requirement of Nasdaq, or that it will not be delisted. If we are not able to stay in compliance with the relevant Minimum Public Holders Requirements, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid process for our common stock.

On April 1, 2024, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts).