Form 10-Q
period 2024-03-31
CORNER GROWTH ACQUISITION CORP. 2
filed 2024-05-15
CIK 1847513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, 4,927,561 Class A ordinary shares, par value $0.0001, and 150,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORNER GROWTH ACQUISITION CORP. 2

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

CORNER GROWTH ACQUISITION CORP. 2

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash	$18,780	$18,970
Prepaid expenses	60,863	22,702
Total current assets	79,643	41,672
Cash and marketable securities held in trust account	5,259,324	21,200,364
Total Assets	$5,338,967	$21,242,036
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$450	$450
Due to related party	1,313,609	1,065,496
Accrued expenses	3,215,521	3,005,916
Total current liabilities	4,529,580	4,071,862
Warrant liabilities	500,223	333,482
Deferred underwriting fee payable	6,475,000	6,475,000
Total Liabilities	11,504,803	10,880,344
COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 452,561 shares at redemption value as of March 31, 2024 and 1,860,214 shares at redemption value as of December 31,2023	5,259,324	21,200,364
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 4,475,000 and 4,475,000 issued and outstanding, respectively (excluding 452,561 and 1,860,214 shares subject to possible redemption as of March 31, 2024 and December 31, 2023, respectively)	448	448
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 150,000 and 150,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023 respectively	15	15
Additional paid-in capital	—	—
Accumulated deficit	(11,425,623)	(10,839,135)
Total Shareholders’ Deficit	(11,425,160)	(10,838,672)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT	$5,338,967	$21,242,036

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2024	2023
Operating and formation costs	(419,747)	$(500,469)
Loss from operations	(419,747)	(500,469)
Other income (loss):
Earnings and realized gain on marketable securities held in Trust Account	238,738	208,954
Change in fair value of warrant liabilities	(166,741)	(747,293)
Net income (loss)	$(347,750)	$(1,038,808)
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	1,612,715	3,321,140
Basic and diluted net income (loss) per Class A redeemable ordinary share	$(0.06)	$(0.13)
Basic and diluted weighted average shares outstanding of Class A nonredeemable ordinary shares and Class B ordinary shares	4,625,000	4,625,000
Basic and diluted net income (loss) per Class A nonredeemable ordinary share and Class B ordinary share	$(0.06)	$(0.13)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, January 1, 2024	4,475,000	$448	150,000	$15	$—	$(10,839,135)	$(10,838,672)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(238,738)	(238,738)
Net income (loss)	—	—	—	—	—	(347,750)	(347,750)
Balance, March 31, 2024	4,475,000	$448	150,000	$15	$—	$(11,425,623)	$(11,425,160)

Balance, January 1, 2023	—	$—	4,625,000	$463	$—	$(9,024,453)	$(9,023,990)
Conversion of Class B ordinary shares to Class A ordinary shares	4,475,000	448	(4,475,000)	(448)	—	—	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(208,954)	(208,954)
Net income (loss)	—	—	—	—	—	(1,038,808)	(1,038,808)
Balance, March 31, 2023	4,475,000	$448	150,000	$15	$—	$(10,272,215)	$(10,271,752)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(347,750)	$(1,038,808)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized (gain) loss on marketable securities held in Trust Account	(238,738)	(208,954)
Change in fair value of warrant liabilities	166,741	747,293
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	209,605	120,569
Prepaid expenses	(38,161)	86,698
Due to related party	248,113	254,643
Net cash used in operating activities	(190)	(38,559)
Cash Flows from Investing Activities
Investment of cash in Trust Account	(130,000)	(659,799)
Proceeds received from Trust Account	16,309,778	57,176,699
Net cash provided by investing activities	16,179,778	56,516,900
Cash Flows from Financing Activities
Proceeds received from Sponsor for Trust Account contributions	130,000	659,799
Payments to Class A ordinary shareholders for redemption of shares	(16,309,778)	(57,176,699)
Payment of offering costs	—	(7,800)
Net cash used in financing activities	(16,179,778)	(56,524,700)
Net change in cash	(190)	(46,359)
Cash at beginning of the period	18,970	117,686
Cash at end of the period	$18,780	$71,327
Non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$238,738	$208,954
Conversion of Class B ordinary shares to Class A ordinary shares	$—	$448

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period through March 31, 2024 relates to the Company’s formation and the initial public offering described below (the “Initial Public Offering”), and to the Company’s search for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of earnings and realized gain (loss) on marketable securities held in the Trust Account from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (loss). The Company has selected December 31 as its fiscal year end.

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

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination by the Third Extended Date (as defined below) from the closing of the Initial Public Offering (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

On May 17, 2022, the Company entered into a non-binding letter of intent (the “Letter of Intent”) with a differentiated food tech platform (the “Target”) for an initial business combination. On April 3, 2023, the Letter of Intent between the Company and the Target was terminated. The Company is continuing to pursue other opportunities.

On June 15, 2022, the Company held an extraordinary general meeting (the “June 2022 Extraordinary General Meeting”) which amended the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate its initial Business Combination from June 21, 2022 (the “Original Termination Date”) to March 21, 2023 (the “June 2022 Extension Amendment Proposal”). As part of the June 2022 Extraordinary General Meeting, shareholders elected to redeem 11,093,735 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $111,062,537, or approximately $10.01 per share which includes $125,817 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions, 7,406,265 Class A ordinary shares remained issued and outstanding until the March 2023 Extraordinary General Meeting further described below. In order to support the extension to consummate an initial Business Combination to March 21, 2023, the Sponsor agreed to deposit $244,407 into the Trust Account, which is an aggregate of $0.033 per Class A ordinary share for each month of the extension period up to and until October 21, 2022, pro-rated for partial months during the extension period, resulting in a maximum contribution of $977,627, or $0.132 per share of Class A ordinary shares that were not redeemed in connection with the June 2022 Extraordinary General Meeting. Contributions in the amount of $0.033 per Class A ordinary shares were funded on each of June, July, August and September 21, 2022. The Company also agreed to provide the holders of Class A ordinary shares then outstanding with the opportunity to redeem their Class A ordinary shares on or about October 21, 2022 if the Company did not consummate its initial Business Combination as of October 21, 2022. On October 21, 2022, the Company launched a fixed price tender offer (the “2022 Tender Offer”) to purchase and redeem its Class A Ordinary Shares at a purchase price of $10.21 per share of Class A Ordinary Shares, net to seller in cash and without interest upon the terms and subject to the conditions set forth in the 2022 Tender Offer.

On January 6, 2023, the 2022 Tender Offer expired (the “Expiration Time”). A total of 4,101,830 Class A ordinary shares were validly tendered and not withdrawn in the 2022 Tender Offer. The Company accepted for purchase all such Class A ordinary shares at a purchase price of $10.21 per share for an aggregate purchase price of $41,879,684, which includes $319,942 of earnings in the Trust Account not previously withdrawn. After giving effect to the 2022 Tender Offer, there were 3,304,435 Class A Ordinary Shares issued and outstanding. In connection with the Tender Offer, the Sponsor deposited an additional $198,266 into the Trust Account (an aggregate of $0.06 per Class A ordinary share) on each of January, February and March 9, 2023.

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

On March 15, 2023, the Company held an extraordinary general meeting of shareholders (the “March 2023 Extraordinary General Meeting”), to amend the Company’s amended and restated memorandum and articles of association (the “Second Articles Amendment”) to extend the date by which the Company has to consummate a business combination from March 21, 2023 to March 21, 2024 (the “March 2023 Extension Amendment Proposal”). The shareholders of the Company approved the March 2023 Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the March 2023 Extraordinary General Meeting and on March 15, 2023, the Company filed the Second Articles Amendment with the Cayman Islands Registrar of Companies.

As part of the March 2023 Extraordinary General Meeting, shareholders elected to redeem 1,444,221 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $15,297,014, or approximately $10.59 per share which includes $404,207 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions and the conversion and through December 31, 2024, 6,335,214 Class A ordinary shares remained issued and outstanding, of which 1,860,214 were subject to possible redemption until the March 2024 Extraordinary General Meeting further described below.

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

On March 8, 2024, the Company held an extraordinary general meeting of shareholders (the “March 2024 Extraordinary General Meeting,”), to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from March 21, 2024 to December 31, 2024 (the “March 2024 Extension Amendment Proposal”) and eliminate the limitation that the Company shall not redeem Class A Ordinary Shares included as part of the units sold in the IPO to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001. As part of the March 2024 Extraordinary General Meeting, the Company and/or the Sponsor is no longer required to deposit monthly contributions into the trust account. The shareholders approved the March 2024 Extension Amendment Proposal and the Company filed the amended and restated memorandum and articles of association with the Cayman Islands Registrar of Companies.

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

On February 22, 2024, the Company received a letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company no longer meets the minimum 300 public holders requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5500 (a) (3) (the “Minimum Public Holders Requirement”). The Company timely submitted a plan to regain compliance with the Minimum Public Holders Requirement. On May 10, 2024, the Company received a letter from Nasdaq notifying the Company that the Company had, based on email correspondence with Nasdaq, demonstrated that it was in compliance with the Minimum Public Holders Requirement. As such, Nasdaq considers the matter closed.

On May 10, 2024, the Company received a letter (the “Second Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that the Company no longer meets the minimum 500,000 publicly held shares requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(4) (the “Minimum Publicly Held Shares Requirement”). In accordance with Nasdaq rules, the Company has 45 days, or until June 24, 2024, to submit a plan to regain compliance with the Minimum Publicly Held Shares Requirement. The Second Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company's securities on The Nasdaq Capital Market.

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

Liquidity and Going Concern

As of March 31, 2024, the Company had $18,780 in its operating bank accounts, $5,259,324 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $4,449,937.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4, as of March 31, 2024, the Company is indebted to the Sponsor and its affiliates for $1,313,609 which represents operating and formation costs paid by these related parties on the Company’s behalf. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern”, management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these unaudited condensed financial statements. The Company also demonstrates other adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these unaudited condensed financial statements. These other adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts or classification of assets or liabilities should the Company be required to liquidate after December 31, 2024, our scheduled liquidation date if we do not elect to extend the Third Extended Date or complete the Business Combination prior to such date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 1, 2024. The accompanying condensed balance sheet as of December 31, 2023 has been derived from the audited financial statements. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Marketable Securities Held in Trust Account

At March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in cash or in a money market mutual fund in U.S. based trust accounts at UBS Financial Services, Inc. with Continental Stock Transfer & Trust Company acting as trustee.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. There were no changes to the classification during the three months ended March 31, 2024.

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

At December 31, 2023 and March 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following tables, respectively:

	Shares	Amounts
Class A ordinary shares subject to possible redemption – December 31, 2023	1,860,214	$21,200,364
Less:
Redemption of Class A Ordinary shares	(1,407,653)	(16,309,778)
Plus:
Remeasurement of Class A ordinary shares subject to redemption	—	238,738
Sponsor contribution	—	130,000
Class A ordinary shares subject to possible redemption – March 31, 2024	452,561	$5,259,324

As part of the March 2024 Extraordinary General Meeting, shareholders elected to redeem 1,407,653 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $16,309,778, or approximately $11.59 per share. During the three months ended March 31, 2024, the Company remeasured the Class A ordinary shares subject to possible redemption to increase the carrying amount by $238,738 to reflect current earnings of the Trust Account.

As discussed further in Note 1, the Sponsor has made contributions to the Trust Account in connection with previous amendments to the Company’s Amended and Restated Articles of Association to extend the date by which the Company must consummate its initial business combination.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of March 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	For the three months ended		For the three months ended
	March 31, 2024		March 31, 2023
		Class A		Class A
	Class A	Nonredeemable	Class A	Nonredeemable
	Redeemable	and Class B	Redeemable	and Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(89,908)	$(257,842)	$(434,177)	$(604,631)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	1,612,715	4,625,000	3,321,140	4,625,000

Basic and diluted net income (loss) per ordinary share	$(0.06)	$(0.06)	$(0.13)	$(0.13)

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of March 31, 2024, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized through March 31, 2024.

Promissory Note – Related Party

On February 22, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. As of March 31, 2024 and December 31,2023, the Company had no amounts outstanding under the Note.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of the filing date, March 31, 2024 and December 31, 2023, the Company had no borrowings under any Working Capital Loans.

Administrative Services Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on June 16, 2021, the Company has agreed to pay the Sponsor a total of (A) $40,000 per month and continuing monthly until December 31, 2024, and (B) on December 31, 2024, an amount equal to $480,000 less any amounts previously paid by the Company for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. As of June 21, 2022, the total amount of $480,000 was incurred. There have been no expenses incurred since June 21, 2022. For the three months ended March 31, 2024 and 2023, the Company incurred $0 in fees for these services, respectively, which is included in operating and formation costs on the condensed statements of operations. As of March 31, 2024 and December 31, 2023, there were no fees outstanding for these services.

Operating and Formation Costs

Through March 31, 2024, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $1,313,609 on behalf of the Company which are due on demand. Of such costs, $1,065,495 were paid as of December 31, 2023 and $248,114 were paid during the three months ended March 31, 2024. These amounts are included in due to related party on the condensed balance sheets as of March 31, 2024 and December 31, 2023.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2023, there were 6,335,214 Class A ordinary shares issued or outstanding, of which 1,860,214 were subject to possible redemption. As part of the March 2024 Extraordinary General Meeting, shareholders elected to redeem 1,407,653 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $16,309,778, or approximately $11.59 per share. At March 31, 2024, 4,927,561 Class A ordinary shares remained issued and outstanding, of which 452,561 were subject to possible redemption. The Sponsor’s 4,475,000 Class A ordinary shares received upon conversion of its Class B ordinary shares are not redeemable.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022, there were 4,625,000 Class B ordinary shares issued and outstanding. On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the sponsor elected to convert its 4,475,000 shares of Class B ordinary shares on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. At March 31, 2024 and December 31, 2023, there were 150,000 Class B ordinary shares issued and outstanding. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the appointment of the Company’s directors prior to the initial Business Combination.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2024	December 31, 2023
Assets:
Cash and marketable securities held in Trust Account	1	$5,259,324	$21,200,364

At March 31, 2024 and December 31, 2023, $0 and $0 of the balance held in the Trust Account was held in cash, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2024 and at December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2024	Level	December 31, 2023
Liabilities:
Warrant liability – Public Warrants	1	$277,472	1	$184,982
Warrant liability – Private Placement Warrants	2	$222,750		$148,500
Total liabilities		$500,222	2	$333,482

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

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2024 and December 31, 2023 are classified as Level 1 due to quoted prices in an active market. The Private Placement Warrants as of March 31, 2024 and December 31, 2023 are classified as Level 2 due to the use of quoted prices for similar assets that are not active.

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

As of March 31, 2024, the fair value of the Public Warrants and Private Placement Warrants were determined to be $0.05 and $0.05 per warrant for aggregate values of approximately $277,000 and $223,000, respectively.

Level 3 financial liabilities consist of the Private Placement Warrant liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. For the year ended December 31, 2023, the Private Placement Warrants were valued based on quoted prices for similar assets and have been transferred out of Level 3. The warrants remained in Level 2 for the three months ended March 31, 2024.

The change in fair value of the Level 3 warrant liabilities for the year ended December 31, 2023 is summarized as follows:

Change in fair value of warrant liability
Warrant liability at December 31, 2022	$99,000
Change in fair value of warrant liability	346,500
Warrant liability at March 31, 2023	$445,500
Change in fair value of warrant liability	(297,000)
Warrant liability at December 31, 2023	148,500
Transfer out of warrant liability at December 31, 2023	(148,500)
Warrant liability at December 31, 2023	$0

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2023. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all forward-looking statements whenever they appear in this Quarterly Report. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

On January 6, 2023, the Company’s fixed price tender offer (the “2022 Tender Offer”) to purchase and redeem its Class A Ordinary Shares at a purchase price of $10.21 per share of Class A Ordinary Shares, net to seller in cash and without interest upon the terms and subject to the conditions set forth in the 2022 Tender Offer expired (the “Expiration Time”). A total of 4,101,830 Class A ordinary shares were validly tendered and not withdrawn in the 2022 Tender Offer. The Company accepted for purchase all such Class A ordinary shares at a purchase price of $10.21 per share for an aggregate purchase price of $41,879,684, which includes $319,942 of earnings in the Trust Account not previously withdrawn. After giving effect to the 2022 Tender Offer, there were 3,304,435 Class A Ordinary Shares issued and outstanding. In connection with the 2022 Tender Offer, the Sponsor deposited an additional $198,266 into the Trust Account (an aggregate of $0.06 per Class A ordinary share) on each of January, February and March 9, 2023.

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

On March 15, 2023, the Company held an extraordinary general meeting of shareholders (the “March 2023 Extraordinary General Meeting”), to amend the Company’s amended and restated memorandum and articles of association (the “Second Articles Amendment”) to extend the date by which the Company has to consummate a business combination from March 21, 2023 to March 21, 2024 (the “March 2023 Extension Amendment Proposal”). The shareholders of the Company approved the March 2023 Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the March 2023 Extraordinary General Meeting and on March 15, 2023, the Company filed the Second Articles Amendment with the Cayman Islands Registrar of Companies.

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

The Company and the Sponsor have agreed that they will deposit into the Trust Account an amount equal to the lesser of (i) $0.04 per share or (ii) $65,000.00 for each month (the “Second Monthly Contribution”) of the extension period up and until February 21, 2024, resulting in a maximum contribution of $0.48 per share of Class A Ordinary Shares that is not redeemed in connection with the March 2023 Extraordinary General Meeting (the “Second Maximum Contribution”, and the period from March 21, 2023 to March 21, 2024 the “Second Guaranteed Payment Period”), subject to the Company’s and the Sponsor’s right to stop making said Monthly Contributions This contribution was funded on or about the 21st of each month through February 21, 2024; provided that, no such deposits will be made following the completion of any business combination.

On March 8, 2024, the Company held an extraordinary general meeting of shareholders (the “March 2024 Extraordinary General Meeting,”), to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from March 21, 2024 to December 31, 2024 (the “March 2024 Extension Amendment Proposal”) and eliminate the limitation that the Company shall not redeem Class A Ordinary Shares included as part of the units sold in the IPO to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001. As part of the March 2024 Extraordinary General Meeting, the Company and/or the Sponsor is no longer required to deposit monthly contributions into the trust account. The shareholders approved the March 2024 Extension Amendment Proposal and the Company filed the amended and restated memorandum and articles of association with the Cayman Islands Registrar of Companies.

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

On February 22, 2024, the Company received a letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company no longer meets the minimum 300 public holders requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5500(a)(3) (the “Minimum Public Holders Requirement”). The Company timely submitted a plan to regain compliance with the Minimum Public Holders Requirement. On May 10, 2024, the Company received a letter from Nasdaq notifying the Company that the Company had, based on email correspondence with Nasdaq, demonstrated that it was in compliance with the Minimum Public Holders Requirement. As such, Nasdaq considers the matter closed.

On May 10, 2024, the Company received a letter (the “Second Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that the Company no longer meets the minimum 500,000 publicly held shares requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(4) (the “Minimum Publicly Held Shares Requirement”). In accordance with Nasdaq rules, the Company has 45 days, or until June 24, 2024, to submit a plan to regain compliance with the Minimum Publicly Held Shares Requirement. The Second Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company's securities on The Nasdaq Capital Market.

On April 1, 2024, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts).

On April 2, 2024, Jerome “Jerry” Letter provided written notice to the Company of his resignation as the Company’s Chief Financial Officer, effective immediately. Mr. Letter’s resignation was not as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Concurrently therewith, the Company’s current Co-Chairman and Chief Executive Officer, Marvin Tien, was appointed as acting Chief Financial Officer for the Company. Mr. Tien will retain his roles as Co-Chairman and Chief Executive Officer.

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

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying unaudited condensed financial statements, at March 31, 2024, we had $18,780 in our operating bank account, and working capital deficit of $4,449,937. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.

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

In order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in

Note 4 to the unaudited condensed financial statements herein, as of March 31, 2024, the Company is indebted to the Sponsor and its affiliates for $1,288,609, which represents operating and formation costs paid by these related parties on the Company’s behalf. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements -Going Concern”, management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these unaudited condensed financial statements. The Company also demonstrates other adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these unaudited condensed financial statements. These other adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts or classification of assets or liabilities should the Company be required to liquidate after December 31, 2024, our scheduled liquidation date if we do not complete the Business Combination prior to such date.

Material Changes in Financial Condition

As of March 31, 2024 and December 31, 2023, we had cash and marketable securities held in Trust Account of $5,259,324 and $21,200,364, respectively and had Class A ordinary shares subject to possible redemption of 452,561 and 1,860,214 , respectively. The reduction of value in each of the account balances was primarily driven by redemption payments out of the Trust Account to shareholders as part of the 2022 Tender Offer and Extension Meeting disclosed above.

Results of Operations

Our entire activity since inception through March 31, 2024 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates. As of March 31, 2024, $18,780 was held outside the Trust Account and was being used to fund the Company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2024 and 2023, we had net loss of $347,750 and $1,038,808, respectively, which consisted of $238,738 and $208,954 of earnings and realized gain on marketable securities held in the Trust Account, respectively, partially offset by a change in the fair value of warrant liabilities of $166,741 and $747,293, respectively, and $419,747 and $500,469 in operating and formation costs, respectively.

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

The founder shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial shareholders, and officers and directors. The sponsor has the right to transfer its ownership in the founder shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any founder shares. Prior to the closing of the Initial Public Offering, our sponsor transferred 150,000 founder shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of founder shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the founder shares is recognized only when the performance condition (i.e., the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of founder shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the founder shares. As of March 31, 2024, the Company has not yet entered into any definitive agreements in connection with any business combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a business combination might not happen, no stock-based compensation expense should be recognized through March 31, 2024.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of March 31, 2024, and through the filing date of this Form 10-Q, there were no outstanding Working Capital Loans under this arrangement.

Administrative Services Agreement

We agreed, commencing on the effective date of the Initial Public Offering, to pay our sponsor a total of (A) $40,000 per month and continuing monthly until December 31, 2024 and (B) on December 31, 2024 , an amount equal to $480,000 less any amounts previously paid by the Company for office space, utilities and secretarial and administrative support services provided to the members of the Company’s management team. As of June 21, 2022, the total amount of $480,000 was incurred. There have been no expenses incurred since June 21, 2022. We recognized $0 in expenses incurred in connection with the aforementioned arrangements with the related parties on our condensed statements of operations for each of the three months ended March 31, 2024 and 2023, which is included in operating and formation costs on the condensed statements of operations. As of March 31, 2024 and December 31, 2023, there were no fees outstanding for these services.

Operating and Formation Costs

Through March 31, 2024, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $ $1,313,609 on behalf of the Company which are due on demand. Of such costs, $1,065,495 were paid as of December 31, 2023 and $248,114 were paid during the three months ended March 31, 2024. These amounts are included in due to related party on the condensed balance sheets as of March 31, 2024 and December 31, 2023.

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

Our significant accounting policies are fully described in Note 2 to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report, and in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024. We believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of these financial statements. There have been no changes to our critical accounting policies from our Form 10-K.

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

Off-Balance Sheet Arrangements

For the three months ended March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the controls around the interpretation and accounting for certain complex financial instruments were not effectively designed or maintained.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) that occurred during the fiscal quarter of 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

As of the date of this report, there have been no material changes to the risk factors disclosed in the aforementioned Form 10-K, except as described below.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units are currently listed on the Nasdaq and our Class A ordinary shares and warrants may also be listed following their date of separation. Although after giving effect to our Initial Public Offering we meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will continue to be, listed on the Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on the Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000), a minimum number of publicly traded securities (500,000) and a minimum number of holders of our securities (generally 300 public holders).

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

On December 18, 2023, we received a notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that our securities (units, shares and warrants) would be subject to suspension and delisting from the Nasdaq Capital Market at the opening of business on December 27, 2023, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement.

We timely requested a hearing before the Nasdaq Hearings Panel to appeal the notice. Nasdaq granted our hearing request, which hearing request stayed the suspension of trading of our securities on The Nasdaq Capital Market until the hearing process concluded and the Nasdaq Hearings Panel issued a written decision. A hearing on the matter was held on March 14, 2024.

On March 15, 2024, the Nasdaq Hearings Panel issued written notice of its decision to grant tour request for an exception to our listing deficiencies until June 17, 2024 in view of our substantial steps toward closing our previously announced business combination and our plan for achieving compliance with Nasdaq listing rules upon closing of the transaction for listing on The Nasdaq Capital Market.

On May 10, 2024, the Company received a letter (the “Second Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that the Company no longer meets the minimum 500,000 publicly held shares requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(4) (the “Minimum Publicly Held Shares Requirement”). In accordance with Nasdaq rules, the Company has 45 days, or until June 24, 2024, to submit a plan to regain to submit a plan of compliance with the Minimum Publicly Held Shares Requirement.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May, 2024.

CORNER GROWTH ACQUISITION CORP.2

By:	/s/ Marvin Tien
Name:	Marvin Tien
Title:	Co-Chairman, Chief Executive Officer, Acting Chief Financial Officer and Director