Form 10-Q
period 2024-06-30
CORNER GROWTH ACQUISITION CORP. 2
filed 2024-08-14
CIK 1847513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	TRONU	N/A
Class A ordinary share, par value $0.0001 per share	TRON	N/A
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	TRONW	N/A

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

As of August 14, 2024, 4,927,561 Class A ordinary shares, par value $0.0001, and 150,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORNER GROWTH ACQUISITION CORP. 2

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

CORNER GROWTH ACQUISITION CORP. 2

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash	$18,433	$18,970
Prepaid expenses	40,724	22,702
Total current assets	59,157	41,672
Cash and marketable securities held in trust account	5,316,054	21,200,364
Total Assets	$5,375,211	$21,242,036
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$450	$450
Due to related party	1,643,708	1,065,496
Accrued expenses	3,018,959	3,005,916
Total current liabilities	4,663,117	4,071,862
Warrant liabilities	333,482	333,482
Deferred underwriting fee payable	6,475,000	6,475,000
Total Liabilities	11,471,599	10,880,344
COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 452,561 shares at redemption value as of June 30, 2024 and 1,860,214 shares at redemption value as of December 31,2023	5,316,054	21,200,364
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 4,475,000 and 4,475,000 issued and outstanding, respectively (excluding 452,561 and 1,860,214 shares subject to possible redemption as of June 30, 2024 and December 31, 2023, respectively)	448	448
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 150,000 and 150,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023 respectively	15	15
Additional paid-in capital	—	—
Accumulated deficit	(11,412,905)	(10,839,135)
Total Shareholders’ Deficit	(11,412,442)	(10,838,672)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT	$5,375,211	$21,242,036

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	For the three	For the six	For the three	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2024	2023	2023
Operating and formation costs	$(154,023)	$(573,770)	$(730,559)	$(1,231,028)
Loss from operations	(154,023)	(573,770)	(730,559)	(1,231,028)
Other income (loss):
Earnings and realized gain on marketable securities held in Trust Account	56,730	295,468	256,947	465,901
Change in fair value of warrant liabilities	166,741	—	(253,151)	(1,000,444)
Net income (loss)	$69,448	$(278,302)	$(726,763)	$(1,765,571)
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	452,561	1,032,638	1,860,214	2,586,641
Basic and diluted net income (loss) per Class A redeemable ordinary share	$0.01	$(0.05)	$(0.11)	$(0.24)
Basic and diluted weighted average shares outstanding of Class A nonredeemable ordinary shares and Class B ordinary shares	4,625,000	4,625,000	4,625,000	4,625,000
Basic and diluted net income (loss) per Class A nonredeemable ordinary share and Class B ordinary share	$0.01	$(0.05)	$(0.11)	$(0.24)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance, January 1, 2024	4,475,000	$448	150,000	$15	$—	$(10,839,135)	$(10,838,672)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(238,738)	(238,738)
Net income (loss)	—	—	—	—	—	(347,750)	(347,750)
Balance, March 31, 2024	4,475,000	448	150,000	15	—	(11,425,623)	(11,425,160)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(56,730)	(56,730)
Net income (loss)	—	—	—	—	—	69,448	69,448
Balance, June 30, 2024	4,475,000	$448	150,000	$15	$—	$(11,412,905)	$(11,412,442)

Balance, January 1, 2023	—	$—	4,625,000	$463	$—	$(9,024,453)	$(9,023,990)
Conversion of Class B ordinary shares to Class A ordinary shares	4,475,000	448	(4,475,000)	(448)	—	—	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(208,954)	(208,954)
Net income (loss)	—	—	—	—	—	(1,038,808)	(1,038,808)
Balance, March 31, 2023	4,475,000	448	150,000	15	—	(10,272,215)	(10,271,752)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(256,947)	(256,947)
Net income (loss)	—	—	—	—	—	(726,763)	(726,763)
Balance, June 30, 2023	4,475,000	$448	150,000	$15	$—	$(11,255,925)	$(11,255,462)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	For the six	For the six
	months ended	months ended
	June 30,	June 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(278,302)	$(1,765,571)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized (gain) loss on marketable securities held in Trust Account	(295,468)	(465,901)
Change in fair value of warrant liabilities	—	1,000,444
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	13,043	749,164
Prepaid expenses	(18,022)	(37,631)
Due to related party	578,212	430,764
Net cash used in operating activities	(537)	(88,731)
Cash Flows from Investing Activities
Investment of cash in Trust Account	(130,000)	(854,799)
Proceeds received from Trust Account	16,309,778	57,176,699
Net cash provided by investing activities	16,179,778	56,321,900
Cash Flows from Financing Activities
Proceeds received from Sponsor for Trust Account contributions	130,000	854,799
Payments to Class A ordinary shareholders for redemption of shares	(16,309,778)	(57,176,699)
Payment of offering costs	—	(7,800)
Net cash used in financing activities	(16,179,778)	(56,329,700)
Net change in cash	(537)	(96,531)
Cash at beginning of the period	18,970	117,686
Cash at end of the period	$18,433	$21,155
Non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$295,468	$465,901
Conversion of Class B ordinary shares to Class A ordinary shares	$—	$448

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period through June 30, 2024 relates to the Company’s formation and the initial public offering described below (the “Initial Public Offering”), and to the Company’s search for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of earnings and realized gain (loss) on marketable securities held in the Trust Account from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (loss). The Company has selected December 31 as its fiscal year end.

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

On May 10, 2024, the Company received a letter (the “Second Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that the Company no longer meets the minimum 500,000 publicly held shares requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(4) (the “Minimum Publicly Held Shares Requirement”). On June 24, 2024, the Company submitted a plan to regain compliance with the Minimum Publicly Held Shares Requirement. The Second Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on The Nasdaq Capital Market.

On June 17, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq indicating that, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), the Company’s securities (shares, warrants, and rights) would be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on June 26, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. On June 24, 2024, the Company submitted to Nasdaq a request for a hearing before the Panel to request additional time to complete a business combination, resulting in a stay of any suspension or delisting action pending the hearing. The Panel met to review the appeal on July 25, 2024 and is still considering the merits of the appeal, resulting in a stay of any suspension or delisting action while the appeal is still pending (see Note 9 to the notes to the unaudited condensed financial statements for more information).

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

Liquidity and Going Concern

As of June 30, 2024, the Company had $18,433 in its operating bank accounts, $5,316,054 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $4,603,960.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4, as of June 30, 2024, the Company is indebted to the Sponsor and its affiliates for $1,643,708 which represents operating and formation costs paid by these related parties on the Company’s behalf. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 1, 2024. The accompanying condensed balance sheet as of December 31, 2023 has been derived from the audited financial statements. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. All of the Company’s cash and marketable securities held in Trust Account are considered cash equivalents as of June 30, 2024. The Company did not have any cash equivalents as of December 31, 2023.

Marketable Securities Held in Trust Account

At December 31, 2023, substantially all of the assets held in the Trust Account were held in cash or in a money market mutual fund in U.S. based trust accounts at UBS Financial Services, Inc. with Continental Stock Transfer & Trust Company acting as trustee. On April 1, 2024, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts). As a result, the cash was transferred from UBS Financial Services, Inc. to Morgan Stanley. At June 30, 2024, substantially all of the assets held in the Trust Account were held in U.S. based trust accounts at Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. There were no changes to the classification during the three and six months ended June 30, 2024.

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

At December 31, 2023 and June 30, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following tables, respectively:

	Shares	Amounts
Class A ordinary shares subject to possible redemption – December 31, 2023	1,860,214	$21,200,364
Less:
Redemption of Class A Ordinary shares	(1,407,653)	(16,309,778)
Plus:
Remeasurement of Class A ordinary shares subject to redemption	—	295,468
Sponsor contribution	—	130,000
Class A ordinary shares subject to possible redemption – June 30, 2024	452,561	$5,316,054

As part of the March 2024 Extraordinary General Meeting, shareholders elected to redeem 1,407,653 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $16,309,778, or approximately $11.59 per share. During the six months ended June 30, 2024, the Company remeasured the Class A ordinary shares subject to possible redemption to increase the carrying amount by $295,468 to reflect current earnings of the Trust Account.

As discussed further in Note 1, the Sponsor has made contributions to the Trust Account in connection with previous amendments to the Company’s Amended and Restated Articles of Association to extend the date by which the Company must consummate its initial business combination.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of June 30, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	For the three months ended		For the six months ended		For the three months ended		For the six months ended
	June 30, 2024		June 30, 2024		June 30, 2023		June 30, 2023
		Class A		Class A		Class A		Class A
	Class A	Nonredeemable	Class A	Nonredeemable	Class A	Nonredeemable	Class A	Nonredeemable
	Redeemable	and Class B	Redeemable	and Class B	Redeemable	and Class B	Redeemable	and Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$6,190	$63,258	$(50,796)	$(227,506)	$(208,464)	$(518,299)	$(633,268)	$(1,132,303)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	452,561	4,625,000	1,032,638	4,625,000	1,860,214	4,625,000	2,586,641	4,625,000

Basic and diluted net income (loss) per ordinary share	$0.01	$0.01	$(0.05)	$(0.05)	$(0.11)	$(0.11)	$(0.24)	$(0.24)

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of June 30, 2024, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized through June 30, 2024.

Promissory Note – Related Party

On February 22, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. As of June 30, 2024 and December 31, 2023, the Company had no amounts outstanding under the Note.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of the filing date, June 30, 2024 and December 31, 2023, the Company had no borrowings under any Working Capital Loans.

Administrative Services Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on June 16, 2021, the Company has agreed to pay the Sponsor a total of (A) $40,000 per month and continuing monthly until December 31, 2024, and (B) on December 31, 2024, an amount equal to $480,000 less any amounts previously paid by the Company for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. As of June 21, 2022, the total amount of $480,000 was incurred. There have been no expenses incurred since June 21, 2022. For the three and six months ended June 30, 2024 and 2023, the Company incurred $0 in fees for these services, respectively, which is included in operating and formation costs on the condensed statements of operations. As of June 30, 2024 and December 31, 2023, there were no fees outstanding for these services.

Operating and Formation Costs

Through June 30, 2024, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $1,643,708 on behalf of the Company which are due on demand. Of such costs, $1,065,496 were paid as of December 31, 2023 and $578,212 were paid during the six months ended June 30, 2024. These amounts are included in due to related party on the condensed balance sheets as of June 30, 2024 and December 31, 2023.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2023, there were 6,335,214 Class A ordinary shares issued or outstanding, of which 1,860,214 were subject to possible redemption. As part of the March 2024 Extraordinary General Meeting, shareholders elected to redeem 1,407,653 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $16,309,778, or approximately $11.59 per share. At June 30, 2024, 4,927,561 Class A ordinary shares remained issued and outstanding, of which 452,561 were subject to possible redemption. The Sponsor’s 4,475,000 Class A ordinary shares received upon conversion of its Class B ordinary shares are not redeemable.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022, there were 4,625,000 Class B ordinary shares issued and outstanding. On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the sponsor elected to convert its 4,475,000 shares of Class B ordinary shares on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. At June 30, 2024 and December 31, 2023, there were 150,000 Class B ordinary shares issued and outstanding. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the appointment of the Company’s directors prior to the initial Business Combination.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2024	December 31, 2023
Assets:
Cash and marketable securities held in Trust Account	1	$5,316,054	$21,200,364

At June 30, 2024 and December 31, 2023, $5,316,054 and $0 of the balance held in the Trust Account was held in cash, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2024 and at December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2024	Level	December 31, 2023
Liabilities:
Warrant liability – Public Warrants	1	$184,982	1	$184,982
Warrant liability – Private Placement Warrants	2	$148,500	2	$148,500
Total liabilities		$333,482		$333,482

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

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2024 and December 31, 2023 are classified as Level 1 due to quoted prices in an active market. The Private Placement Warrants as of June 30, 2024 and December 31, 2023 are classified as Level 2 due to the use of quoted prices for similar assets that are not active.

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

As of June 30, 2024, the fair value of the Public Warrants and Private Placement Warrants were determined to be $0.03 and $0.03 per warrant for aggregate values of approximately $185,000 and $148,000, respectively.

Level 3 financial liabilities consist of the Private Placement Warrant liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. For the year ended December 31, 2023, the Private Placement Warrants were valued based on quoted prices for similar assets and have been transferred out of Level 3. The warrants remained in Level 2 for the three and six months ended June 30, 2024.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the financial statements, except described below.

On August 13, 2024, the Company received a determination letter (the ”Delisting Notification”) from Nasdaq stating that the Nasdaq Hearings Panel has determined to delist the Company’s securities from Nasdaq, due to the company’s non-compliance with the Minimum Publicly Held Shares Requirement and Nasdaq’s IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Nasdaq determined to remove from listing our securities, effective at the opening of business on August 14, 2024, because the Company did not demonstrate compliance with such continued listing requirement. Nasdaq will complete the delisting by filing a Form 25 Notification of Delisting with the SEC, after applicable appeal periods have lapsed, which will remove the Company’s securities from listing and registration on Nasdaq. As of August 14, 2024, Nasdaq had not filed the Form 25.

Pursuant to the Delisting Notification, the Company has a period of 15 days from the date of the Delisting Notification to submit a written request for a review of the Nasdaq Hearings Panel’s delisting determination by the Nasdaq Listing and Hearing Review Council (the “Listing Council”). In addition, Nasdaq may, on its own motion, determine to review the Nasdaq Hearings Panel’s decision within 45 days after the Company was notified of the decision. Notwithstanding, the Company’s request for a review will not stay the decision of the Panel.

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

On May 10, 2024, the Company received a letter (the “Second Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that the Company no longer meets the minimum 500,000 publicly held shares requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(4) (the “Minimum Publicly Held Shares Requirement”). In accordance with Nasdaq rules, the Company has 45 days, or until June 24, 2024, to submit a plan to regain compliance with the Minimum Publicly Held Shares Requirement. The Second Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on The Nasdaq Capital Market.

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

On June 17, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq indicating that, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), the Company’s securities (shares, warrants, and rights) would be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on June 26, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. On June 24, 2024, the Company submitted to Nasdaq a request for a hearing before the Panel to request additional time to complete a business combination, resulting in a stay of any suspension or delisting action pending the hearing. The Panel met to review the appeal on July 25, 2024 and is still considering the merits of the appeal, resulting in a stay of any suspension or delisting action while the appeal is still pending (see Note 9 to the notes to the unaudited condensed financial statements for more information).

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

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying unaudited condensed financial statements, at June 30, 2024, we had $18,433 in our operating bank account, and working capital deficit of $4,603,960. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.

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

In order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4 to the unaudited condensed financial statements herein, as of June 30, 2024, the Company is indebted to the Sponsor and its affiliates for $1,643,708, which represents operating and formation costs paid by these related parties on the Company’s behalf. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

Material Changes in Financial Condition

As of June 30, 2024 and December 31, 2023, we had cash and marketable securities held in Trust Account of $5,316,054 and $21,200,364, respectively and had Class A ordinary shares subject to possible redemption of 452,561 and 1,860,214, respectively. The reduction of value in each of the account balances was primarily driven by redemption payments out of the Trust Account to shareholders as part of the March 2024 Extraordinary General Meeting disclosed above.

Results of Operations

Our entire activity since inception through June 30, 2024 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates. As of June 30, 2024, $18,433 was held outside the Trust Account and was being used to fund the Company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2024, we had net income of $69,448, which consisted of $56,730 of earnings and realized gain on marketable securities held in the Trust Account and a change in the fair value of warrant liabilities of $166,741, partially offset by and $154,023 in operating and formation costs.

For the three months ended June 30, 2023, we had net loss of $726,763, which consisted of $256,947 of earnings and realized gain on marketable securities held in the Trust Account, partially offset by a change in the fair value of warrant liabilities of $253,151 and $730,559 in operating and formation costs.

For the six months ended June 30, 2024 and 2023, we had net loss of $278,302 and $1,765,571, respectively, which consisted of $295,468 and $465,901 of earnings and realized gain on marketable securities held in the Trust Account, respectively, partially offset by a change in the fair value of warrant liabilities of $0 and $1,000,444, respectively, and $573,770 and $1,231,028 in operating and formation costs, respectively.

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

The founder shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial shareholders, and officers and directors. The sponsor has the right to transfer its ownership in the founder shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any founder shares. Prior to the closing of the Initial Public Offering, our sponsor transferred 150,000 founder shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of founder shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the founder shares is recognized only when the performance condition (i.e., the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of founder shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the founder shares. As of June 30, 2024, the Company has not yet entered into any definitive agreements in connection with any business combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a business combination might not happen, no stock-based compensation expense should be recognized through June 30, 2024.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of June 30, 2024, and through the filing date of this Form 10-Q, there were no outstanding Working Capital Loans under this arrangement.

Administrative Services Agreement

We agreed, commencing on the effective date of the Initial Public Offering, to pay our sponsor a total of (A) $40,000 per month and continuing monthly until December 31, 2024 and (B) on December 31, 2024, an amount equal to $480,000 less any amounts previously paid by the Company for office space, utilities and secretarial and administrative support services provided to the members of the Company’s management team. As of June 21, 2022, the total amount of $480,000 was incurred. There have been no expenses incurred since June 21, 2022. We recognized $0 in expenses incurred in connection with the aforementioned arrangements with the related parties on our condensed statements of operations for each of the three and six months ended June 30, 2024 and 2023, which is included in operating and formation costs on the condensed statements of operations. As of June 30, 2024 and December 31, 2023, there were no fees outstanding for these services.

Operating and Formation Costs

Through June 30, 2024, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $1,643,708 on behalf of the Company which are due on demand. Of such costs, $1,065,496 were paid as of December 31, 2023 and $578,212 were paid during the six months ended June 30, 2024. These amounts are included in due to related party on the condensed balance sheets as of June 30, 2024 and December 31, 2023.

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

Off-Balance Sheet Arrangements

For the three and six months ended June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the controls around the interpretation and accounting for certain complex financial instruments were not effectively designed or maintained.

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

On June 17, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq indicating that, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), the Company’s securities (shares, warrants, and rights) would be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on June 26, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. On June 24, 2024, the Company submitted to Nasdaq a request for a hearing before the Panel to request additional time to complete a business combination, resulting in a stay of any suspension or delisting action pending the hearing. The Panel met to review the appeal on July 25, 2024 and is still considering the merits of the appeal, resulting in a stay of any suspension or delisting action while the appeal is still pending.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

On August 13, 2024, the Company received a determination letter (the ”Delisting Notification”) from Nasdaq stating that the Nasdaq Hearings Panel has determined to delist the Company’s securities from Nasdaq, due to the company’s non-compliance with the Minimum Publicly Held Shares Requirement and Nasdaq’s IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Nasdaq determined to remove from listing our securities, effective at the opening of business on August 14, 2024, because the Company did not demonstrate compliance with such continued listing requirement. Nasdaq will complete the delisting by filing a Form 25 Notification of Delisting with the SEC, after applicable appeal periods have lapsed, which will remove the Company’s securities from listing and registration on Nasdaq. As of August 14, 2024, Nasdaq had not filed the Form 25.

Pursuant to the Delisting Notification, the Company has a period of 15 days from the date of the Delisting Notification to submit a written request for a review of the Nasdaq Hearings Panel’s delisting determination by the Nasdaq Listing and Hearing Review Council (the “Listing Council”). In addition, Nasdaq may, on its own motion, determine to review the Nasdaq Hearings Panel’s decision within 45 days after the Company was notified of the decision. Notwithstanding, the Company’s request for a review will not stay the decision of the Panel.

During the three and six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2024.

CORNER GROWTH ACQUISITION CORP.2

By:	/s/ Marvin Tien
Name:	Marvin Tien
Title:	Co-Chairman, Chief Executive Officer, Acting Chief Financial Officer and Director