Form 10-Q
period 2024-09-30
CORNER GROWTH ACQUISITION CORP. 2
filed 2024-11-27
CIK 1847513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______

Commission File Number: 001-40510

CORNER GROWTH ACQUISITION CORP. 2
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1582723
(State of organization)	(I.R.S. Employer Identification No.)

418 Broadway, #6183

Albany, NY 12207

(Address of principal executive offices)

(347) 268-7868

Registrant’s telephone number, including area code

Former name, former address and former fiscal year, if changed since last report

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	TRONU	N/A
Class A ordinary share, par value $0.0001 per Share	TRON	N/A
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	TRONW	N/A

Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There are 4,927,561 Class A Ordinary Shares and 150,000 Class B Ordinary Shares outstanding as of November 27, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CORNER GROWTH ACQUISITION CORP. 2

Condensed Balance Sheets (Unaudited) as of

September 30, 2024 and December 31, 2023

See accompanying notes to condensed financial statements

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash	$-	$18,970
Prepaid expenses	-	22,702
Total current assets	-	41,672
Cash and marketable securities held in trust account	5,373,413	21,200,364
Total Assets	$5,373,413	$21,242,036
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$450	$450
Due to related party	-	1,065,496
Accrued expenses	2,305	3,005,916
Total current liabilities	2,755	4,071,862
Warrant liabilities	184,982	333,482
Deferred underwriting fee payable	-	6,475,000
Total Liabilities	187,737	10,880,344
COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 452,561 shares at redemption value as of September 30, 2024 and 1,860,214 shares at redemption value as of December 31, 2023	5,373,412	21,200,364
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 4,475,000 and 4,475,000 issued and outstanding, respectively (excluding 452,561 and 1,860,214 shares subject to possible redemption as of September 30, 2024 and December 31, 2023, respectively)	448	448
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 150,000 and 150,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023 respectively	15	15
Additional paid-in capital	2,947,543	-
Accumulated deficit	(3,135,743)	(10,839,135)
Total Shareholders’ Deficit	(187,736)	(10,838,672)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT	$5,373,413	$21,242,036

CORNER GROWTH ACQUISITION CORP. 2

Condensed Statements of Operations (Unaudited)

	For the three	For the nine	For the three	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2024	2023	2023
Operating and formation costs	$(143,902)	$(717,672)	$(225,242)	$(1,456,270)
Loss from operations	(143,902)	(717,672)	(225,242)	(1,456,270)
Other income (loss):
Earnings and realized gain on marketable securities held in Trust Account	57,358	352,826	264,748	730,649
Debt forgiveness	2,000,514	2,000,514	-	-
Realized gain on extinguishment of overallotment liability	-	-	-	-
Change in fair value of warrant liabilities	(54,450)	(54,450)	49,500	(950,944)
Net income (loss)	$1,859,520	$1,581,218	$89,006	$(1,676,565)
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	452,561	837,867	1,860,214	2,341,838
Basic and diluted net income (loss) per Class A redeemable ordinary share	$0.37	$0.29	$0.01	$(0.24)
Basic and diluted weighted average shares outstanding of Class A nonredeemable ordinary shares and Class B ordinary shares	4,625,000	4,625,000	4,625,000	4,625,000
Basic and diluted net income (loss) per Class A nonredeemable ordinary share and Class B ordinary share	$0.37	$0.29	$0.01	$(0.24)

See accompanying notes to condensed financial statements

CORNER GROWTH ACQUISITON CORP. 2

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

							Total
	Class A		Class B		Additional		Shareholders’
	Ordinary Shares		Ordinary Shares		Paid-	Accumulated	Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)
Balance, January 1, 2024	4,475,000	$448	150,000	$15	$-	$(10,839,135)	$(10,838,672)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(238,738)	(238,738)
Net income (loss)	-	-	-	-	-	(347,750)	(347,750)
Balance, March 31, 2024	4,475,000	448	150,000	15	-	(11,425,623)	(11,425,160)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(56,730)	(56,730)
Net income (loss)	-	-	-	-	-	69448	69,448
Balance, June 30, 2024	4,475,000	448	150,000	15	-	(11,412,905)	(11,412,442)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(57,358)	(57,358)
Cancellation of Private Warrants					202,950		202,950
Forgiveness of due to related party balance					2,744,593		2,744,593
Waiver of deferred underwriting commissions by underwriter						6,475,000	6,475,000
Net income (loss)	-	-	-	-	-	1,859,520	1,859,520
Balance, September 30, 2024	4,475,000	$448	150,000	$15	$2,947,543	$(3,135,743)	$(187,736)

Balance, January 1, 2023	-	$-	4,625,000	$463	$-	$(9,024,453)	$(9,023,990)
Conversion of Class B ordinary shares to Class A ordinary shares	4,475,000	448	(4,475,000)	(448)	-	-	-
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(208,954)	(208,954)
Net income (loss)	-	-	-	-	-	(1,038,808)	(1,038,808)
Balance, March 31, 2023	4,475,000	448	150,000	15	-	(10,272,215)	(10,271,752)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(256,947)	(256,947)
Net income (loss)	-	-	-	-	-	(726,763)	(726,763)
Balance, June 30, 2023	4,475,000	$448	150,000	$15	$-	$(11,255,925)	$(11,255,462)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(264,748)	(264,748)
Net income (loss)	-	-	-	-	-	89,006	89,006
Balance, September 30, 2023	4,475,000	$448	150,000	$15	$-	$(11,431,667)	$(11,431,204)

See accompanying notes to condensed financial statements

CORNER GROWTH ACQUISITON CORP. 2

Condensed Statements of Cash Flows (Unaudited)

	September 30,	September 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$1,581,218	$(1,676,565)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized (gain) loss on marketable securities held in Trust Account	(352,826)	(730,649)
Debt Forgiveness	(2,000,514)
Change in fair value of warrant liabilities	54,450	950,944
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	47,697	498,846
Prepaid expenses	22,702	122,138
Due to related party	628,303	744,370
Net cash used in operating activities	(18,970)	(90,916)
Cash Flows from Investing Activities
Investment of cash in Trust Account	(130,000)	(1,049,799)
Proceeds received from Trust Account	16,309,778	57,176,699
Net cash provided by investing activities	16,179,778	56,126,900
Cash Flows from Financing Activities
Proceeds received from Sponsor for Trust Account contributions	130,000	1,049,799
Payments to Class A ordinary shareholders for redemption of shares	(16,309,778)	(57,176,699)
Payment of offering costs	-	(7,800)
Net cash used in financing activities	(16,179,778)	(56,134,700)
Net change in cash	(18,970)	(98,716)
Cash at beginning of the period	18,970	117,686
Cash at end of the period	$(0)	$18,970
Non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$352,826	$730,649
Conversion of Class B ordinary shares to Class A ordinary shares	-	448
Remeasurement of Class A ordinary shares subject to possible redemption	-	730,649
Waiver of deferred underwriting fee payable	6,475,000
Cancellation of private warrants	202,950
Forgiveness of due to related parties	1,693,799	-
Operating expense liability assumed by related party	1,050,795	-

See accompanying notes to condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period through September 30, 2024 relates to the Company’s formation and the initial public offering described below (the “Initial Public Offering”), and to the Company’s search for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of earnings and realized gain (loss) on marketable securities held in the Trust Account from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (loss). The Company has selected December 31 as its fiscal year end.

The Company’s original sponsor is CGA Sponsor 2, LLC, a Delaware limited liability company (the “Original Sponsor”).

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,950,000 warrants (including 133,333 Private Placement Warrants purchased in connection with the partial exercise of the underwriter’s over-allotment option) (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to CGA Sponsor 2, LLC, generating gross proceeds of $7,425,000, which is described in Note 4.

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

On August 15, 2024, the Company, CGA Sponsor 2, LLC (the "Original Sponsor"), Connor Square, LLC (the "New Sponsor"), and Alexandre Balkanski, John Mulkey, and Jason Park entered into a share purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) the Original Sponsor transferred an aggregate of 2,685,000 Class A Ordinary Shares of the Company to the New Sponsor; (b) the New Sponsor executed a joinder agreement to become a party to that certain letter agreement, dated June 16, 2021 ("Letter Agreement"), and that certain Registration Rights Agreement, dated June 16, 2021 ("Registration Rights Agreement"), each originally entered into in connection with the Company’s initial public offering ("IPO"), among the Company, the Original Sponsor, and certain equity holders of the Company; (c) the Original Sponsor and holders of Class B Shares granted the New Sponsor the irrevocable right to vote the retained shares on their behalf and to take certain other actions on their behalf (the "POA Agreements"); (d) the Original Sponsor entered into surrender and cancellation agreements (the “Warrant Cancellation Agreements”) to cancel an aggregate of 4,950,000 private placement warrants purchased by the Original Sponsor at the time of the IPO; and (e) certain creditors agreed to cancel or reduce the amounts owed by the Company, with any remaining liabilities assigned to the Original Sponsor (the "Debt Assignment Agreements"). Additionally, the Company, the Original Sponsor, the New Sponsor, and Cantor Fitzgerald & Co., as the underwriter of the IPO, entered into an agreement whereby Cantor agreed to accept a certain number of shares of the Company following any business combination in lieu of the cash deferred commissions owed from the IPO.

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

On June 17, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq indicating that, unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), the Company’s securities (shares, warrants, and rights) would be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on June 26, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2. This rule requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. The Company submitted a request for a hearing to the Panel on June 24, 2024, which resulted in a temporary stay of the delisting action. The Panel convened to review the Company’s appeal on July 25, 2024. Following the hearing, Nasdaq notified the Company that, despite the Company’s request for additional time, the delisting of the Company’s securities would proceed. On October 15, 2024, Nasdaq filed Form 25 with the Securities and Exchange Commission to formally remove the Company’s securities from listing and registration under Section 12(b) of the Securities Exchange Act of 1934. The delisting became effective at the opening of business on August 14, 2024. As of that date, the Company’s securities, including Class A ordinary shares, warrants, and units, were no longer listed or registered on Nasdaq. The Company’s public warrants remain outstanding, and the Company is currently evaluating alternative options, including over-the-counter (OTC) trading and potential future re-listing on the exchanges, in order to maximize shareholder value. (See Note 9 to the notes to the unaudited condensed financial statements for further information regarding this delisting and its impact on the Company's operations).

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

Liquidity and Going Concern

As of September 30, 2024, the Company had $0 in its operating bank accounts, $5,373,413 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $2,755.

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

In order to finance transaction costs related to the intended Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan funds to the Company as necessary. As of August 15, 2024, in connection with the sale of the Sponsor’s interest to the New Sponsor, the Company’s outstanding liabilities, amounting to $1,050,795, consisting of operating and formation costs, were transferred to the Original Sponsor. Following this transaction, the Company had no outstanding liabilities to the former Sponsor as of September 30, 2024, with all such debts effectively settled upon transfer.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 1, 2024. The accompanying condensed balance sheet as of December 31, 2023 has been derived from the audited financial statements. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. All of the Company’s cash and marketable securities held in Trust Account are considered cash equivalents as of September 30, 2024. The Company did not have any cash equivalents as of December 31, 2023.

Marketable Securities Held in Trust Account

At December 31, 2023, substantially all of the assets held in the Trust Account were held in cash or in a money market mutual fund in U.S. based trust accounts at UBS Financial Services, Inc. with Continental Stock Transfer & Trust Company acting as trustee. On April 1, 2024, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts). As a result, the cash was transferred from UBS Financial Services, Inc. to Morgan Stanley. At September 30, 2024, substantially all of the assets held in the Trust Account were held in U.S. based trust accounts at Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid- in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. There were no changes to the classification during the three and six months ended September 30, 2024.

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

At December 31, 2023 and September 30, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following tables, respectively:

	Shares	Amounts
Class A ordinary shares subject to possible redemption – December 31, 2023	1,860,214	$21,200,364
Less:
Redemption of Class A Ordinary shares	(1,407,653)	(16,309,778)
Plus:
Remeasurement of Class A ordinary shares subject to redemption	—	352,826
Sponsor contribution	—	130,000
Class A ordinary shares subject to possible redemption – September 30, 2024	452,561	$5,373,412

As part of the March 2024 Extraordinary General Meeting, shareholders elected to redeem 1,407,653 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $16,309,778, or approximately $11.59 per share. During the nine months ended September 30, 2024, the Company remeasured the Class A ordinary shares subject to possible redemption to increase the carrying amount by $352,826 to reflect current earnings of the Trust Account.

As discussed further in Note 1, the Sponsor has made contributions to the Trust Account in connection with previous amendments to the Company’s Amended and Restated Articles of Association to extend the date by which the Company must consummate its initial business combination.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of September 30, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares: Class A ordinary shares (some of which are subject to possible redemption) and Class B ordinary shares. Income and losses are shared pro rata between the two classes. Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 6,166,050 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive for all periods presented.

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

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	For the three months ended September 30, 2024		For the nine months ended September 30, 2024		For the three months ended September 30, 2023		For the nine months ended September 30, 2023
	Class A Redeemable	Class A Nonredeemable and Class B	Class A Redeemable	Class A Nonredeemable and Class B	Class A Redeemable	Class A Nonredeemable and Class B	Class A Redeemable	Class A Nonredeemable and Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$165,738	$1,693,782	$242,519	$1,338,699	$25,530	$63,476	$(633,568)	$(1,042,997)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	452,561	4,625,000	837,867	4,625,000	1,860,214	4,625,000	2,341,838	4,625,000

Basic and diluted net income (loss) per ordinary share	$0.37	$0.37	$0.29	$0.29	$0.01	$0.01	$(0.27)	$(0.23)

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of September 30, 2024, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized through September 30, 2024.

On August 15, 2024, Corner Growth Acquisition Corp. 2 (the “Company”), CGA Sponsor 2, LLC (the “Original Sponsor”), and Connor Square, LLC (the “New Sponsor”) entered into a share purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) the Original Sponsor transferred an aggregate of 2,685,000 Class A Ordinary Shares of the Company to the New Sponsor; (b) the New Sponsor executed a joinder agreement to become a party to that certain letter agreement, dated June 16, 2021 (“Letter Agreement”), and that certain Registration Rights Agreement, dated June 16, 2021 (“Registration Rights Agreement”), both originally entered into in connection with the Company’s initial public offering (“IPO”), among the Company, the Original Sponsor, and certain equity holders of the Company; and (c) the Original Sponsor and holders of Class B Founder Shares granted the New Sponsor the irrevocable right to vote the retained shares on their behalf and to take certain other actions on their behalf.

Promissory Note – Related Party

On February 22, 2021, the Original Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of September 30, 2021, or the completion of the Initial Public Offering. As of September 30, 2024, and December 31, 2023, the Company had no amounts outstanding under the Note.

In connection with the change of Sponsor on August 15, 2024, the promissory note was formally cancelled, and no further obligations exist between the Company and the Original Sponsor with respect to this Note.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,950,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant for an aggregate purchase price of $7,425,000. Each warrant is exercisable to purchase one Class A ordinary share at $11.50 per share (see Note 6). If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. However, in connection with the transfer of the Sponsor’s stake to the New Sponsor on August 15, 2024, the Private Placement Warrants were canceled, and as a result, no further obligations or rights exist with respect to these warrants.

The Sponsor and the Company’s officers and directors had previously agreed, subject to limited exceptions, not to transfer, assign, or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of the filing date, September 30, 2024 and December 31, 2023, the Company had no borrowings under any Working Capital Loans.

Administrative Services Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on June 16, 2021, the Company has agreed to pay the Sponsor a total of (A) $40,000 per month and continuing monthly until December 31, 2024, and (B) on December 31, 2024, an amount equal to $480,000 less any amounts previously paid by the Company for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. As of June 21, 2022, the total amount of $480,000 was incurred. There have been no expenses incurred since June 21, 2022. For the three and nine months ended September 30, 2024 and 2023, the Company incurred $0 in fees for these services, respectively, which is included in operating and formation costs on the condensed statements of operations. As of September 30, 2024 and December 31, 2023, there were no fees outstanding for these services.

Operating and Formation Costs

Through September 30, 2024, the Sponsor and affiliates of the Sponsor paid operating and formation costs totaling $1,693,799 on behalf of the Company, of which $1,065,496 was paid as of December 31, 2023, and an additional $628,303 was paid during the nine months ended September 30, 2024. These amounts were included in “Due to Related Party” on the condensed balance sheets as of December 31, 2023, and September 30, 2024.

However, in connection with the change of Sponsor pursuant to the Purchase Agreement dated August 15, 2024, all outstanding liabilities due to the Original Sponsor were written down. As a result, no amounts remain payable to the Original Sponsor as of September 30, 2024.

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

Underwriting Agreement

The underwriters were originally entitled to a deferred fee of $0.35 per Unit sold in the Initial Public Offering, or $6,475,000 in the aggregate. This deferred fee was to become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completed a Business Combination, as per the terms of the underwriting agreement.

However, pursuant to the Purchase Agreement dated August 15, 2024, the Company, the Original Sponsor, the New Sponsor, and Cantor Fitzgerald & Co., the underwriter from the IPO, entered into an agreement under which Cantor agreed to accept a certain number of shares of the Company in lieu of the cash deferred commissions owed. As a result, the previously accrued deferred fee liability has been removed, and the corresponding balance was written off to retained earnings as of September 30, 2024.

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

The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital-raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, plus interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume- weighted average trading price of the Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

In connection with the share purchase agreement dated August 15, 2024, between the Company, the Original Sponsor, and the New Sponsor, all 4,950,000 Private Placement Warrants were cancelled. As a result, no further liabilities related to these Private Placement Warrants exist, and they have been removed from the Company's balance sheet as of August 15, 2024. The cancellation does not affect the Public Warrants, which remain outstanding and exercisable under the terms set forth in the original warrant agreement.

Once the warrants become exercisable, the Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants if they are held by the Sponsor or its permitted transferees):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, once the warrants become exercisable, the Company may call the warrants for redemption:

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of the Class A ordinary shares;

•

if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30- trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•

if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2023, there were 6,335,214 Class A ordinary shares issued or outstanding, of which 1,860,214 were subject to possible redemption. As part of the March 2024 Extraordinary General Meeting, shareholders elected to redeem 1,407,653 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $16,309,778, or approximately $11.59 per share. At September 30, 2024, 4,927,561 Class A ordinary shares remained issued and outstanding, of which 452,561 were subject to possible redemption. The Sponsor’s 4,475,000 Class A ordinary shares received upon conversion of its Class B ordinary shares are not redeemable.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022, there were 4,625,000 Class B ordinary shares issued and outstanding. On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the sponsor elected to convert its 4,475,000 shares of Class B ordinary shares on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. At September 30, 2024 and December 31, 2023, there were 150,000 Class B ordinary shares issued and outstanding. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the appointment of the Company’s directors prior to the initial Business Combination.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2024	December 31, 2023
Assets:
Cash and marketable securities held in Trust Account	1	$5,373,413	$21,200,364

At September 30, 2024 and December 31, 2023, $5,373,413 and $0 of the balance held in the Trust Account was held in cash, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2024 and at December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2024	Level	December 31, 2023
Liabilities:
Warrant liability – Public Warrants	1	$184,982	1	$184,982
Warrant liability – Private Placement Warrants	2	$-	2	$148,500
Total liabilities		$184,982		$333,482

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

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2023, is classified as Level 1 due to quoted prices in an active market since February 8, 2021. The subsequent measurement of the Public Warrants as of September 30, 2024, is classified as Level 2. Following the delisting of the Public Warrants on August 14, 2024, the last quoted price on Nasdaq was at market close on August 13, 2024. The Public Warrants have not traded on any other market since the delisting. The Company used the last traded price on Nasdaq as an initial reference for valuation; however, the final valuation was determined using a Monte Carlo simulation to model the fair value of similar asset classes as of September 30, 2024.

The Private Placement Warrants, which were previously measured using Level 2 inputs due to the use of quoted prices for similar, non-active assets, were also valued using Monte Carlo simulation techniques. As part of the sponsor change on August 15, 2024, the Private Placement Warrants were canceled and removed from the balance sheet as of that date.

As of December 31, 2023, the fair value of the Public Warrants and Private Placement Warrants were determined to be $0.03 and $0.03 per warrant for aggregate values of approximately $185,000 and $148,000, respectively.

As of September 30, 2024, the fair value of the Public Warrants was determined to be $0.03 per warrant, for an aggregate value of approximately $185,000.

Level 3 financial liabilities consist of the Private Placement Warrant liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. For the year ended December 31, 2023, the Private Placement Warrants were valued based on quoted prices for similar assets and have been transferred out of Level 3. The warrants remained in Level 2 for the three and nine months ended September 30, 2024.

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

On August 13, 2024, the Company received a determination letter (the "Delisting Notification") from Nasdaq stating that the Nasdaq Hearings Panel had determined to delist the Company’s securities from Nasdaq due to the Company's non-compliance with the Minimum Publicly Held Shares Requirement and Nasdaq’s IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Nasdaq removed the Company’s securities from listing, effective at the opening of business on August 14, 2024, as the Company did not demonstrate compliance with the continued listing requirements.

On October 15, 2024, Nasdaq filed Form 25 with the SEC, formally removing the Company’s securities from listing and registration on Nasdaq. This filing completes the delisting process.

Pursuant to the Delisting Notification, the Company had a period of 15 days from the date of the Delisting Notification to submit a written request for a review of the Nasdaq Hearings Panel’s delisting determination by the Nasdaq Listing and Hearing Review Council (the “Listing Council”). However, the Company did not pursue an appeal, and the delisting proceeded as scheduled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2023. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all forward- looking statements whenever they appear in this Quarterly Report. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

On August 15, 2024, the Company, CGA Sponsor 2, LLC (the "Original Sponsor"), Connor Square, LLC (the "New Sponsor"), and Alexandre Balkanski, John Mulkey, and Jason Park entered into a share purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) the Original Sponsor transferred an aggregate of 2,685,000 Class A Ordinary Shares of the Company to the New Sponsor; (b) the New Sponsor executed a joinder agreement to become a party to that certain letter agreement, dated June 16, 2021 ("Letter Agreement"), and that certain Registration Rights Agreement, dated June 16, 2021 ("Registration Rights Agreement"), each originally entered into in connection with the Company’s initial public offering ("IPO"), among the Company, the Original Sponsor, and certain equity holders of the Company; (c) the Original Sponsor and holders of Class B Shares granted the New Sponsor the irrevocable right to vote the retained shares on their behalf and to take certain other actions on their behalf (the "POA Agreements"); (d) the Original Sponsor entered into surrender and cancellation agreements (the “Warrant Cancellation Agreements”) to cancel an aggregate of 4,950,000 private placement warrants purchased by the Original Sponsor at the time of the IPO; and (e) certain creditors agreed to cancel or reduce the amounts owed by the Company, with any remaining liabilities assigned to the Original Sponsor (the "Debt Assignment Agreements"). Additionally, the Company, the Original Sponsor, the New Sponsor, and Cantor Fitzgerald & Co., as the underwriter of the IPO, entered into an agreement whereby Cantor agreed to accept a certain number of shares of the Company following any business combination in lieu of the cash deferred commissions owed from the IPO.

On June 17, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq indicating that, unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), the Company’s securities (shares, warrants, and rights) would be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on June 26, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2. This rule requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. The Company submitted a request for a hearing to the Panel on June 24, 2024, which resulted in a temporary stay of the delisting action. The Panel convened to review the Company’s appeal on July 25, 2024. Following the hearing, Nasdaq notified the Company that, despite the Company’s request for additional time, the delisting of the Company’s securities would proceed. On October 15, 2024, Nasdaq filed Form 25 with the Securities and Exchange Commission to formally remove the Company’s securities from listing and registration under Section 12(b) of the Securities Exchange Act of 1934. The delisting became effective at the opening of business on August 14, 2024. As of that date, the Company’s securities, including Class A ordinary shares, warrants, and units, were no longer listed or registered on Nasdaq. The Company’s public warrants remain outstanding, and the Company is currently evaluating alternative options, including over-the-counter (OTC) trading and potential future re-listing on the exchanges, in order to maximize shareholder value. (See Note 9 to the notes to the unaudited condensed financial statements for further information regarding this delisting and its impact on the Company's operations).

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

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2024, we had $0 in our operating bank account, and working capital deficit of $2,755. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.

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

In order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4 to the unaudited condensed financial statements herein, as of August 15, 2024, in connection with the sale of the Sponsor’s interest to the New Sponsor, the Company’s outstanding liabilities, amounting to $1,050,795, consisting of operating and formation costs, were transferred to the Original Sponsor. Following this transaction, the Company had no outstanding liabilities to the former Sponsor as of September 30, 2024, with all such debts effectively settled upon transfer. The new Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

Material Changes in Financial Condition

As of September 30, 2024 and December 31, 2023, we had cash and marketable securities held in Trust Account of $5,373,413 and $21,200,364, respectively and had Class A ordinary shares subject to possible redemption of 452,561 and 1,860,214, respectively. The reduction of value in each of the account balances was primarily driven by redemption payments out of the Trust Account to shareholders as part of the March 2024 Extraordinary General Meeting disclosed above.

Results of Operations

Our entire activity since inception through September 30, 2024 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates. As of September 30, 2024, $0 was held outside the Trust Account and was being used to fund the Company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2024, we reported net income of $1,859,520, primarily due to debt forgiveness of $2,000,514 and earnings on marketable securities in the Trust Account totaling $57,358, offset by $143,902 in operating and formation costs and a $54,450 decrease in the fair value of warrant liabilities.

For the nine months ended September 30, 2024, net income was $1,581,218, largely attributable to $2,000,514 in debt forgiveness and $352,826 in Trust Account earnings, offset by $717,672 in operating and formation costs and a $54,450 reduction in warrant liabilities.

Comparatively, for the three months ended September 30, 2023, we recorded net income of $89,006, driven by $264,748 in Trust Account earnings and a $49,500 gain from changes in warrant liabilities, partially offset by $225,242 in operating and formation costs.

For the nine months ended September 30, 2023, we experienced a net loss of $1,676,565, primarily due to $1,456,270 in operating and formation costs and a $950,944 loss from changes in warrant liabilities, partially offset by $730,649 in Trust Account earnings.

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

The founder shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial shareholders, and officers and directors. The sponsor has the right to transfer its ownership in the founder shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any founder shares. Prior to the closing of the Initial Public Offering, our sponsor transferred 150,000 founder shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of founder shares to these directors is within the scope of FASB ASC Topic 718, “Compensation- Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the founder shares is recognized only when the performance condition (i.e., the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of founder shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the founder shares. As of September 30, 2024, the Company has not yet entered into any definitive agreements in connection with any business combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a business combination might not happen, no stock-based compensation expense should be recognized through September 30, 2024.

On August 15, 2024, Corner Growth Acquisition Corp. 2 (the “Company”), CGA Sponsor 2, LLC (the “Original Sponsor”), and Connor Square, LLC (the “New Sponsor”) entered into a share purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) the Original Sponsor transferred an aggregate of 2,685,000 Class A Ordinary Shares of the Company to the New Sponsor; (b) the New Sponsor executed a joinder agreement to become a party to that certain letter agreement, dated June 16, 2021 (“Letter Agreement”), and that certain Registration Rights Agreement, dated June 16, 2021 (“Registration Rights Agreement”), both originally entered into in connection with the Company’s initial public offering (“IPO”), among the Company, the Original Sponsor, and certain equity holders of the Company; and (c) the Original Sponsor and holders of Class B Founder Shares granted the New Sponsor the irrevocable right to vote the retained shares on their behalf and to take certain other actions on their behalf.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of September 30, 2024, and through the filing date of this Form 10-Q, there were no outstanding Working Capital Loans under this arrangement.

Administrative Services Agreement

We agreed, commencing on the effective date of the Initial Public Offering, to pay our sponsor a total of (A) $40,000 per month and continuing monthly until December 31, 2024 and (B) on December 31, 2024, an amount equal to $480,000 less any amounts previously paid by the Company for office space, utilities and secretarial and administrative support services provided to the members of the Company’s management team. As of June 21, 2022, the total amount of $480,000 was incurred. There have been no expenses incurred since June 21, 2022. We recognized $0 in expenses incurred in connection with the aforementioned arrangements with the related parties on our condensed statements of operations for each of the three and nine months ended September 30, 2024 and 2023, which is included in operating and formation costs on the condensed statements of operations. As of September 30, 2024 and December 31, 2023, there were no fees outstanding for these services.

Operating and Formation Costs

Through September 30, 2024, the Sponsor and affiliates of the Sponsor paid operating and formation costs totaling $1,693,799 on behalf of the Company, of which $1,065,496 was paid as of December 31, 2023, and an additional $628,303 was paid during the nine months ended September 30, 2024. These amounts were included in “Due to Related Party” on the condensed balance sheets as of December 31, 2023, and September 30, 2024.

However, in connection with the change of Sponsor pursuant to the Purchase Agreement dated August 15, 2024, all outstanding liabilities due to the Original Sponsor were written down. As a result, no amounts remain payable to the Original Sponsor as of September 30, 2024.

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

However, pursuant to the Purchase Agreement dated August 15, 2024, the Company, the Original Sponsor, the New Sponsor, and Cantor Fitzgerald & Co., the underwriter from the IPO, entered into an agreement under which Cantor agreed to accept a certain number of shares of the Company in lieu of the cash deferred commissions owed. As a result, the previously accrued deferred fee liability has been removed, and the corresponding balance was written off to retained earnings as of September 30, 2024.

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

Off-Balance Sheet Arrangements

For the three and six months ended September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures Disclosure Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the controls around the interpretation and accounting for certain complex financial instruments were not effectively designed or maintained.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

If the Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares are a “penny stock,” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three and nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed with this Report.
**Furnished with this Report, which shall not be deemed “filed” for purposes of Sec 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CORNER GROWTH ACQUISITION CORP. 2

Date: November 27, 2024	By	/s/ Hao Tian
Hao Tian, Chief Executive Officer, Director and Chief Financial Officer

