Form 10-Q
period 2025-06-30
CORNER GROWTH ACQUISITION CORP. 2
filed 2025-08-12
CIK 1847513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-40510

Corner Growth Acquisition Corp. 2
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1582723
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

418 Broadway, #6592, Albany, NY	12207
(Address of principal executive offices)	(Zip code)

(347) 268-7868

(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class Aordinary share and one redeemable warrant	TRONU	N/A
Class A Ordinary Shares, par value$0.0001 per share	TRON	N/A
Redeemable warrants, each exercisable forone Class A ordinary share at an exerciseprice of $11.50	TRONW	N/A

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

As of August 11, 2025, the registrant had 4,927,561 Class A Ordinary Shares and 150,000 Class B Ordinary Shares outstanding.

Part I - Financial Information

Item 1 – Financial Statements

CORNER GROWTH ACQUISITION CORP. 2

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets
Cash	$-	$-
Prepaid expenses	-	-
Total current assets	-	-
Cash and marketable securities held in trust account	185,287	182,240
Total Assets	$185,287	$182,240
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$-	$-
Due to related party	30,219	25,813
Accrued expenses	14,270	6,711
Total current liabilities	44,489	32,524
Warrant liabilities	123,322	184,982
Deferred underwriting fee payable	-	-
Total Liabilities	167,811	217,506
COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 15,048 shares at redemption value as of June 30, 2025 and December 31, 2024.	185,287	182,240
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 4,475,000 and 4,475,000 issued and outstanding, respectively (excluding 15,048 shares subject to possible redemption as of June 30, 2025 and December 31, 2024)	448	448
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 150,000 and 150,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024 respectively	15	15
Additional paid-in capital	2,947,543	2,947,543
Accumulated deficit	(3,115,817)	(3,165,513)
Total Shareholders’ Deficit	(167,811)	(217,506)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT	$185,287	$182,240

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	For the three months ended, June 30, 2025	For the three months ended, June 30, 2024	For the six months ended, June 30, 2025	For the six months ended, June 30, 2024
Operating and formation costs	$4,800	$154,023	$11,965	$573,770
Loss from operations	(4,800)	(154,023)	(11,965)	(573,770)
Other income (loss):
Earnings and realized gain on marketable securities held in Trust Account	1,538	56,730	3,047	295,468
Change in fair value of warrant liabilities	(61,661)	166,741	61,661	-
Net income (loss)	$(64,922)	$69,448	$52,742	$(278,302)
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	15,048	452,561	15,048	1,024,903
Basic and diluted net income (loss) per Class A redeemable ordinary share	$0.01	$0.01	$0.01	$0.05
Basic and diluted weighted average shares outstanding of Class A nonredeemable ordinary shares and Class B ordinary shares	4,625,000	4,625,000	4,625,000	4,625,000
Basic and diluted net income (loss) per Class A nonredeemable ordinary share and Class B ordinary share	$(0.01)	$0.01	$0.01	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	Class A		Class B		Additional		Total Shareholders’
	Ordinary Shares		Ordinary Shares		Paid-	Accumulated	Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)
Balance, January 1, 2025	4,475,000	$448	150,000	$15	$2,947,543	$(3,165,513)	$(217,506)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(1,509)	(1,509)
Net income (loss)	-	-	-	-	-	117,665	117,665
Balance, March 31, 2025	4,475,000	$448	150,000	$15	$2,947,543	$(3,049,357)	$(101,350)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(1,538)	(1,538)
Net income (loss)	-	-	-	-	-	(64,922)	(64,922)
Balance, June 30, 2025	4,475,000	448	150,000	15	2,947,543	(3,115,817)	(167,811)

Balance, January 1, 2024	4,475,000	$448	150,000	$15	$-	$(10,839,135)	$(10,838,672)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(238,738)	(238,738)
Net income (loss)	-	-	-	-	-	(347,750)	(347,750)
Balance, March 31, 2024	4,475,000	$448	150,000	$15	$-	$(11,425,623)	$(11,425,160)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(56,730)	(56,730)
Net income (loss)	-	-	-	-	-	69,448	69,448
Balance, June 30, 2024	4,475,000	448	150,000	15	-	(11,412,905)	(11,412,442)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	For the six	For the six
	months ended	months ended
	June 30,	June 30,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$52,742	$(278,302)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized (gain) loss on marketable securities held in Trust Account	(3,047)	(295,468)
Change in fair value of warrant liabilities	(61,661)	-
Changes in operating assets and liabilities:
Accrued expenses	7,559	13,043
Prepaid expenses	-	(18,022)
Due to related party	4,406	578,212
Net cash used in operating activities	-	(537)
Cash Flows from Investing Activities
Investment of cash in Trust Account	-	(130,000)
Proceeds received from Trust Account	-	16,309,778
Net cash provided by investing activities	-	16,179,778
Cash Flows from Financing Activities
Proceeds received from Sponsor for Trust Account contributions	-	130,000
Payments to Class A ordinary shareholders for redemption of shares	-	(16,309,778)
Payment of offering costs	-	-
Net cash used in financing activities	-	(16,179,778)
Net change in cash	-	(537)
Cash at beginning of the period	-	18,970
Cash at end of the period	$-	$18,433

Non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$3,047	$295,468
Conversion of Class B ordinary shares to Class A ordinary shares	$-	$-

CORNER GROWTH ACQUISITION CORP. 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the through June 30,2025 relates to the Company’s formation and the initial public offering described below (the “Initial Public Offering”), and to the Company’s search for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of earnings and realized gain (loss) on marketable securities held in the Trust Account from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (loss). The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of June 30, 2025, the Company had $0 in its operating bank accounts, $185,287 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $44,489.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. All of the Company’s cash and marketable securities held in Trust Account are considered cash equivalents as of June 30, 2025 and December 31, 2024.

Marketable Securities Held in Trust Account

At June 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. based trust accounts at Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid- in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. There were no changes to the classification during the three months ended June 30, 2025.

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

At June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amounts
Class A ordinary shares subject to possible redemption - December 31, 2024	15,048	$182,240
Less:
Payments to Class A ordinary shareholders for redemption of shares	-	-
Plus:
Remeasurement of carrying value to redemption value	-	3,047
Class A ordinary shares subject to possible redemption - June 30, 2025	15,048	$185,287

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of June 30, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2025 and December 31, 2024. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	For the three months ended June 30, 2025		For the six months ended June 30, 2025
	Class A	Class A Non -Redeemable	Class A	Class A Non -Redeemable
Particulars	Redeemable	and Class B	Redeemable	and Class B
Numerators:
Allocation of net income (loss)	$(211)	$(64,712)	$171	$52,571

Denominators:
Weighted average shares outstanding	15,048	10,000,000	15,048	4,625,000
Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$0.01	$0.01

	For the three months ended June 30, 2024		For the six months ended June 30, 2024
	Class A	Class A Non -Redeemable	Class A	Class A Non -Redeemable
Particulars	Redeemable	and Class B	Redeemable	and Class B
Numerators:
Allocation of net income (loss)	$6,190	$63,258	$(50,485)	$(227,817)

Denominators:
Weighted average shares outstanding	452,561	4,625,000	1,024,903	4,625,000
Basic and diluted net income (loss) per share	$0.01	$0.01	$(0.05)	$(0.05)

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of June 30, 2025, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized through June 30, 2025.

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

Promissory Note – Related Party

On February 22, 2021, the Original Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of September 30, 2021, or the completion of the Initial Public Offering. In connection with the change of Sponsor on August 15, 2024, the promissory note was formally cancelled, and no further obligations exist between the Company and the Original Sponsor with respect to this Note. As of June 30, 2025 and December 31, 2024, the Company had no amounts outstanding under the Note.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of the filing date, June 30, 2025 and December 31, 2024, the Company had no borrowings under any Working Capital Loans.

Administrative Services Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on June 16, 2021, the Company has agreed to pay the Sponsor a total of (A) $40,000 per month and continuing monthly until December 31, 2024, and (B) on December 31, 2024, an amount equal to $480,000 less any amounts previously paid by the Company for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. As of June 21, 2022, the total amount of $480,000 was incurred. There have been no expenses incurred since June 21, 2022. For the three months ended June 30, 2025 and 2024, the Company incurred $0 in fees for these services, respectively. As of June 30, 2025 and December 31, 2024, there were no fees outstanding for these services included in the balance sheet.

Operating and Formation Costs

As of June 30, 2025 and December 31, 2024, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $30,219 and $25,813, respectively, on behalf of the Company which are due on demand. These amounts are included in due to related party on the condensed balance sheets as of June 30,2025 and December 31, 2024. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

However, pursuant to the Purchase Agreement dated August 15, 2024, the Company, the Original Sponsor, the New Sponsor, and Cantor Fitzgerald & Co., the underwriter from the IPO, entered into an agreement under which Cantor agreed to accept a certain number of shares of the Company in lieu of the cash deferred commissions owed. As a result, the previously accrued deferred fee liability has been removed, and the corresponding balance was written off to retained earnings as of June 30, 2025.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As at June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2025 and December 31, 2024, there were 4,490,048 Class A ordinary shares issued and outstanding, of which 15,048 were subject to possible redemption. The Sponsor’s 4,475,000 Class A ordinary shares received upon conversion of its Class B ordinary shares are not redeemable.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022, there were 4,625,000 Class B ordinary shares issued and outstanding. On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the sponsor elected to convert its 4,475,000 shares of Class B ordinary shares on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. At June 30, 2025 and December 31, 2024, there were 150,000 Class B ordinary shares issued and outstanding. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the appointment of the Company’s directors prior to the initial Business Combination.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		June 30,		December 31,
Description	Level	2025	Level	2024
Assets:
Cash and Marketable securities held in Trust Account	1	$185,287	1	$182,240

At June 30, 2025 and December 31, 2024, $185,287 and $182,240 of the balance held in the Trust Account was held in cash, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		June 30,		December 31,
Description	Level	2025	Level	2024
Liabilities:
Warrant Liability – Public Warrants	3	$123,322	3	$184,982
Total Warrant Liabilities		$123,322		$184,982

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

The Public Warrants are remeasured at fair value on a recurring basis. Following the delisting of the Public Warrants on August 14, 2024, with the last Nasdaq trading price recorded at market close on August 13, 2024, the subsequent measurement of the Public Warrants as of June 30, 2025 and December 31, 2024, is classified as Level 3. Although the last traded price was used as an initial reference, the final valuation was determined using a Binomial model that estimates the fair value of similar asset classes as of June 30, 2025.

As of June 30, 2025, the Public Warrants were valued at $0.02 per warrant for an aggregate value of approximately $123,322. As of December 31, 2024, the fair value of the Public Warrants was determined to be $0.03 per warrant, with an aggregate valuation of $184,982.

As part of the change of sponsor agreement, the Private Placement Warrants were cancelled, and the Public Warrants remain the only outstanding warrants of the Company.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2024	$-	$184,982	$184,982
Change in valuation inputs or other assumptions	-	(123,321)	(123,321)
Fair value as of March 31, 2025	$-	$61,661	$61,661
Change in valuation inputs or other assumptions	-	61,661	61,661
Fair value as of June 30, 2025	$-	$123,322	$123,322

Fair value as of December 31, 2023	$148,500	$184,982	$333,482
Change in valuation inputs or other assumptions	74,250	92,491	166,741
Fair value as of March 31, 2024	$222,750	$277,472	$500,222
Change in valuation inputs or other assumptions	(74,250)	(92,491)	(166,741)
Fair value as of June 30, 2024	$148,500	$184,982	$333,482

There were no transfers in or out of level 3 for the three months ended June 30, 2025.The change in fair value of the Level 3 warrant liabilities for the year ended December 31, 2024 is summarized as follows:

Change in fair value of warrant liability
Warrant liability at December 31, 2023	$-
Transfer in of warrant liability at December 31, 2023	184,982
Change in fair value of warrant liability	-
Warrant liability at December 31, 2024	$184,982

Note 9 — Segment Information

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

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying unaudited condensed financial statements, at June 30, 2025, we had $0 in our operating bank account, and working capital deficit of $44,489. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.

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

In order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4 to the unaudited condensed financial statements herein, as of August 15, 2024, in connection with the sale of the Sponsor’s interest to the New Sponsor, the Company’s outstanding liabilities, amounting to $1,050,795, consisting of operating and formation costs, were transferred to the Original Sponsor. Following this transaction, the Company had no outstanding liabilities to the former Sponsor as of June 30, 2025, with all such debts effectively settled upon transfer. The new Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

Material Changes in Financial Condition

As of  June 30, 2025 and December 31, 2024, we had cash and marketable securities held in Trust Account of $185,287 and $182,240, respectively and had Class A ordinary shares subject to possible redemption of 15,048 respectively.

Results of Operations

Our entire activity since inception through June 30, 2025 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates. As of June 30,2025 and December 31, 2024, $0 was held outside the Trust Account and was being used to fund the Company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2025, net loss was $64,922 largely attributable to increase in warrant liabilities by $61,661, operating and formation costs of $4,800, slightly offset by income of $1,538 from earnings on the cash held in the trust Account. Comparatively, For the three months ended June 30, 2024, we had a net income of $69,448, primarily due to change in fair value of warrant liabilities by $166,741, earnings on the cash held in trust account of $56,730, offset by $154,023 in operating and formation costs.

For the six months ended June 30, 2025, net income was $52,742 largely attributable to reduction in warrant liabilities by $61,661, income of $3,047 from earnings on the cash held in the trust account, slightly offset by operating and formation costs of $11,965. Comparatively, For the six months ended June 30, 2024, we had a net loss of $278,302 primarily due to operating and formation costs of $573,770, slightly offset by earnings on the cash held in trust account of $295,468.

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

The founder shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial shareholders, and officers and directors. The sponsor has the right to transfer its ownership in the founder shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any founder shares. Prior to the closing of the Initial Public Offering, our sponsor transferred 150,000 founder shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of founder shares to these directors is within the scope of FASB ASC Topic 718, “Compensation- Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the founder shares is recognized only when the performance condition (i.e., the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of founder shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the founder shares. As of June 30, 2025, the Company has not yet entered into any definitive agreements in connection with any business combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a business combination might not happen, no stock-based compensation expense should be recognized through June 30, 2025.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of June 30, 2025, and through the filing date of this Form 10-Q, there were no outstanding Working Capital Loans under this arrangement.

Administrative Services Agreement

We agreed, commencing on the effective date of the Initial Public Offering, to pay our sponsor a total of (A) $40,000 per month and continuing monthly until December 31, 2024 and (B) on December 31, 2024, an amount equal to $480,000 less any amounts previously paid by the Company for office space, utilities and secretarial and administrative support services provided to the members of the Company’s management team. As of June 21, 2022, the total amount of $480,000 was incurred. There have been no expenses incurred since June 21, 2022. We recognized $0 in expenses incurred in connection with the aforementioned arrangements with the related parties in our statements of operations for three months ended June 30, 2025 and 2024, which is included in operating and formation costs on the statements of operations. As of June 30, 2025 and December 31, 2024, there were no fees outstanding for these services.

Operating and Formation Costs

Through June 30, 2025, the Original Sponsor and affiliates of the Sponsor paid operating and formation costs totaling $1,693,799 on behalf of the Company, however, in connection with the change of Sponsor pursuant to the Purchase Agreement dated August 15, 2024, all outstanding liabilities due to the Original Sponsor were written down. As a result, no amounts remain payable to the Original Sponsor as of June 30, 2025.

Subsequent to the change in Sponsor, the New Sponsor and its affiliate paid $30,219 as of June 30,2025 and $25,813 as of December 31, 2024 on behalf of the Company, which remained outstanding and is included in “Due to Related Party” as of June 30, 2025.

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

Critical Accounting Policies

Class A Ordinary Shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2025 15,048 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 5 – Other Information

During the quarter ended June 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

CORNER GROWTH ACQUISITION CORP. 2

Dated: August 12, 2025	By.	/s/ Hao Tian
Hao Tian
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

