Form 10-Q
period 2025-09-30
CORNER GROWTH ACQUISITION CORP. 2
filed 2025-11-18
CIK 1847513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-40510

Corner Growth Acquisition Corp. 2
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1582723
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

418 Broadway, #6592, Albany, NY	12207
(Address of principal executive offices)	(Zip code)

(347) 268-7868

(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one redeemable warrant	N/A	N/A
Class A Ordinary Shares, par value $0.0001 per share	N/A	N/A
Redeemable warrants, each exercisable for one Class A ordinary share at an exercise price of $11.50	N/A	N/A

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

As of November 18th 2025, the registrant had 224,491,750 Class A Ordinary Shares and 7,500,000 Class B Ordinary Shares outstanding.

Part I - Financial Information

Item 1 – Financial Statements

CORNER GROWTH ACQUISITION CORP. 2

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)	(audited)
ASSETS
Current assets
Cash	$5,374	$-
Prepaid expenses	-	-
Total current assets	5,374	-
Cash and marketable securities held in trust account	184,197	182,240
Total Assets	$189,571	$182,240
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Due to related party	102,677	25,813
Accrued expenses	96,454	6,711
Promissory note - related party	25,000	-
Total current liabilities	224,131	32,524

Warrant liabilities	24,665	184,982
Total Liabilities	248,796	217,506
COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 741,750 and 752,400 shares at redemption value as of September 30, 2025 and December 31, 2024 respectively.	184,197	182,240
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 220,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 600,000,000 shares authorized; 223,750,000 issued and outstanding, (excluding 741,750 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024 respectively	22,375	22,375
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 7,500,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024 respectively	750	750
Additional paid-in capital	2,924,882	2,924,882
Accumulated deficit	(3,191,429)	(3,165,513)
Total Shareholders’ Deficit	(243,422)	(217,506)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT	$189,571	$182,240

(1)

On September 2, 2025, the Company effected a bonus share issuance of 49 shares for each outstanding share. All share and per-share information presented has been retroactively restated to reflect the bonus share issuance (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Operating and formation costs	$174,301	$143,902	$186,266	$717,672
Loss from operations	(174,301)	(143,902)	(186,266)	(717,672)
Other income (loss):	32		32
Earnings and realized gain on marketable securities held in Trust Account	1,548	57,358	4,595	352,826
Debt forgiveness		2,000,514		2,000,514
Change in fair value of warrant liabilities	98,657	(54,450)	160,317	(54,450)
Net income (loss)	$(74,064)	$1,859,520	$(21,322)	$1,581,218
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares (1)	626,432	22,628,050	709,488	41,893,350
Basic and diluted net income (loss) per Class A redeemable ordinary share	$(0.00)	$0.01	$(0.00)	$0.01
Basic and diluted weighted average shares outstanding of Class A nonredeemable ordinary shares and Class B ordinary shares (1)	231,250,000	231,250,000	231,250,000	231,250,000
Basic and diluted net income (loss) per Class A nonredeemable ordinary share and Class B ordinary share	$(0.00)	$0.01	$(0.00)	$0.01

(2)

On September 2, 2025, the Company effected a bonus share issuance of 49 shares for each outstanding share. All share and per-share information presented has been retroactively restated to reflect the bonus share issuance (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2025 (1)	223,750,000	$22,375	7,500,000	$750	$2,924,882	$(3,165,513)	$(217,506)
measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(1,509)	(1,509)
Net income	-	-	-	-	-	117,665	117,665
Balance, March 31, 2025	223,750,000	$22,375	7,500,000	$750	$2,924,882	$(3,049,357)	$(101,350)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(1,538)	(1,538)
Net loss	-	-	-	-	-	(64,922)	(64,922)
Balance, June 30, 2025	23,750,000	$22,375	7,500,000	$750	$2,924,882	$(3,115,817)	(167,810)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(1,548)	(1,548)
Net loss	-	-	-	-	-	(74,064)	(74,064)
Balance, September 30, 2025	223,750,000	$22,375	7,500,000	$750	$2,924,882	$(3,191,429)	(243,422)

(3)

On September 2, 2025, the Company effected a bonus share issuance of 49 shares for each outstanding share. All share and per-share information presented has been retroactively restated to reflect the bonus share issuance (See Note 7).

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2024 (1)	223,750,000	$22,375	7,500,000	$750	$-	$(10,839,135)	$(10,816,010)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(238,738)	(238,738)
Net income (loss)	-	-	-	-	-	(347,750)	(347,750)
Balance, March 31, 2024	223,750,000	$22,375	7,500,000	$750	$-	$(11,425,623)	$(11,402,498)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(56,730)	(56,730)
Net income (loss)	-	-	-	-	-	69,448	69,448
Balance, June 30, 2024	223,750,000	$22,375	7,500,000	$750	$-	$(11,412,905)	(11,389,780)
Remeasurement of Class A ordinary shares subject to possible redemption	-					(57,358)	(57,358)
Cancellation of Private Warrants	-				202,950		202,950
Forgiveness of due to related party balance	-				2,744,593		2,744,593
49-for-1 bonus share issuance (retroactive restatement, reclass from APIC)					(22,663)		(22,663)
Waiver of deferred underwriting commissions by underwriter	-					6,475,000	6,475,000
Net income (loss)	-	-				1,859,520	1,859,520
Balance, September 30, 2024	223,750,000	$22,375	7,500,000	$750	$2,924,880	$(3,135,743)	(187,736)

(1)

On September 2, 2025, the Company effected a bonus share issuance of 49 shares for each outstanding share. All share and per-share information presented has been retroactively restated to reflect the bonus share issuance (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP. 2

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the nine months ended Sep 30, 2025	For the nine months ended Sep 30, 2024
Cash Flows from Operating Activities
Net income (loss)	$(21,322)	$1,581,218
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized (gain) loss on marketable securities held in Trust Account	(4,595)	(352,826)
Debt Forgiveness		(2,000,514)
Change in fair value of warrant liabilities	(160,317)	54,450
Changes in operating assets and liabilities:
Promissory note - related party	25,000
Accrued expenses	89,745	47,697
Prepaid expenses	-	22,702
Due to related party	76,864	628,303
Net cash used in operating activities	$5,374	$(18,970)
Cash Flows from Investing Activities
Investment of cash in Trust Account	-	(130,000)
Proceeds received from Trust Account	2,638	16,309,778
Net cash provided by investing activities	2,638	$16,179,778
Cash Flows from Financing Activities
Proceeds received from Sponsor for Trust Account contributions	-	130,000
Payments to Class A ordinary shareholders for redemption of shares	(2,638)	(16,309,778)
Payment of offering costs	-	-
Net cash used in financing activities	(2,638)	$(16,179,778)
Net change in cash	5,374	(18,970)
Cash at beginning of the period	-	18,970
Cash at end of the period	$5,374	$-
Non-cash financing activities:
Waiver of deferred underwriting fee payable	$-	6,475,000
Cancellation of private warrants	$-	$202,950
Forgiveness of due to related parties	$-	$1,693,799
Remeasurement of Class A ordinary shares subject to possible redemption	$4,595	$352,826
Operating expense liability assumed by related party	$-	$1,050,795

CORNER GROWTH ACQUISITION CORP. 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the through September 30,2025 relates to the Company’s formation and the initial public offering described below (the “Initial Public Offering”), and to the Company’s search for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of earnings and realized gain (loss) on marketable securities held in the Trust Account from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (loss). The Company has selected December 31 as its fiscal year end.

The Company’s original sponsor is CGA Sponsor 2, LLC, a Delaware limited liability company (the “Original Sponsor”), and its current sponsor is Connor Square, LLC, a Delaware limited liability company (the “New Sponsor” and together with the Original Sponsor, collectively the “Sponsor”).

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

The Company and the Sponsor agreed that they would deposit into the Trust Account an amount equal to the lesser of (i) $0.04 per share or (ii) $65,000.00 for each month (the “Second Monthly Contribution”) of the second extension period up and until February 21, 2024, resulting in a maximum contribution of $0.48 per share of Class A Ordinary Shares that is not redeemed in connection with the March 2023 Extraordinary General Meeting (the “Second Maximum Contribution”, and the period from March 21, 2023 to March 21, 2024 the “Second Guaranteed Payment Period”), subject to the Company’s and the Sponsor’s right to stop making said Monthly Contributions. This contribution was funded on or about the 21st of each month through February 21, 2024.

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

On August 15, 2024, the Company, the Original Sponsor, the New Sponsor and Alexandre Balkanski, John Mulkey, and Jason Park entered into a share purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) the Original Sponsor transferred an aggregate of 2,685,000 Class A Ordinary Shares of the Company to the New Sponsor; (b) the New Sponsor executed a joinder agreement to become a party to that certain letter agreement, dated June 16, 2021 ("Letter Agreement"), and that certain Registration Rights Agreement, dated June 16, 2021 ("Registration Rights Agreement"), each originally entered into in connection with the Company’s initial public offering ("IPO"), among the Company, the Original Sponsor, and certain equity holders of the Company; (c) the Original Sponsor and holders of Class B Shares granted the New Sponsor the irrevocable right to vote the retained shares on their behalf and to take certain other actions on their behalf (the "POA Agreements"); (d) the Original Sponsor entered into surrender and cancellation agreements (the “Warrant Cancellation Agreements”) to cancel an aggregate of 4,950,000 private placement warrants purchased by the Original Sponsor at the time of the IPO; and (e) certain creditors agreed to cancel or reduce the amounts owed by the Company, with any remaining liabilities assigned to the Original Sponsor (the "Debt Assignment Agreements"). Additionally, the Company, the Original Sponsor, the New Sponsor, and Cantor Fitzgerald & Co., as the underwriter of the IPO, entered into an agreement whereby Cantor agreed to accept a certain number of shares of the Company following any business combination in lieu of the cash deferred commissions owed from the IPO.

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

In connection with the vote to approve the December 2024 Extension Amendment Proposal, shareholders elected to redeem 437,513 Class A ordinary shares, resulting in redemption payments out of the trust account totalling $5,238,525, or approximately $11.97 per share. The redemption payments included the proportionate share of Trust Account earnings. Following these redemptions, an aggregate of 15,048 Class A ordinary shares remained issued and outstanding.

On September 2, 2025, the Company held an extraordinary general meeting of shareholders (the “September 2025 Extraordinary General Meeting”) to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from December 31, 2025, to December 31, 2026 (the “September 2025 Extension Amendment Proposal”) or such earlier liquidation and dissolution date as the Company’s board of directors may approve. The shareholders approved the September 2025 Extension Amendment Proposal, and in connection therewith, the Company filed an amendment to its memorandum and articles of association with the Cayman Islands Registrar of Companies.

In connection with the vote to approve the September 2025 Extension Amendment Proposal, shareholders elected to redeem 10,650 (restated) Class A ordinary shares (originally 213 shares prior to the bonus issuance), resulting in redemption payments out of the trust account totalling $2,638, or approximately $12.38 per share. The redemption payments included the proportionate share of Trust Account earnings. Following these redemptions, an aggregate of 741,750 Class A ordinary shares remained issued and outstanding.

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

Business Combination Agreement

If the Company is unable to complete a Business Combination by December 31, 2025, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law.

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

Liquidity and Going Concern

As of September 30, 2025, the Company had $ 5,374 in its operating bank accounts, $184,197 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $218,758.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Unaudited condensed financial statements - Going Concern”, management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these unaudited condensed financial statements. The Company also demonstrates other adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these unaudited condensed financial statements. These other adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts or classification of assets or liabilities should the Company be required to liquidate after December 31, 2026, our scheduled liquidation date if we do not elect to extend the Fourth Extended Date or complete the Business Combination prior to such date.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. All of the Company’s cash and marketable securities held in Trust Account are considered cash equivalents as of September 30, 2025 and December 31, 2024.

Marketable Securities Held in Trust Account

At September 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. based trust accounts at Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid- in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. There were no changes to the classification during the three months ended September 30, 2025.

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

At September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amounts
Class A ordinary shares subject to possible redemption - December 31, 2024	752,400	$182,240
Less:
Redemption of Class A Ordinary shares	(10,650)	(2,638)
Plus:
Remeasurement of Class A ordinary shares subject to redemption	-	4,595
Class A ordinary shares subject to possible redemption - September 30, 2025	741,750	$184,197

As part of the March 2024 Extraordinary General Meeting, shareholders elected to redeem 70,382,650 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $16,309,778, or approximately $11.59 per share.

As part of the December 2024 Extraordinary General Meeting, shareholders elected to redeem 21,875,650 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $5,238,525, or approximately $11.97 per share.

During the year ended December 31, 2024, the Company remeasured the Class A ordinary shares subject to possible redemption, increasing the carrying amount by $400,179 to reflect current earnings of the Trust Account.

As part of the September 2025 Extraordinary General Meeting, shareholders elected to redeem 10,650 (restated) Class A ordinary shares, resulting in redemption payments out of the trust account totaling $2,638, or approximately $12.38 per share.

All share and per-share amounts have been retroactively restated to reflect the 49-for-1 bonus share issuance. The aggregate redemption and remeasurement amounts were not impacted by this restatement.

As discussed further in Note 1, the Original Sponsor has made contributions to the Trust Account in connection with previous amendments to the Company’s Amended and Restated Articles of Association to extend the date by which the Company must consummate its initial business combination.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of September 30, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks.

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

This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2025 and December 31, 2024. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

All share and per-share amounts have been retroactively restated to reflect the 49-for-1 bonus share issuance

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	For the three months ended		For the nine months ended
	September 30, 2025		September 30, 2025
	Class A Redeemable	Class A Nonredeemable and Class B	Class A Redeemable	Class A Nonredeemable and Class B
Numerator:
Allocation of net income (loss)	$(200)	$(73,864)	$(65)	$(21,257)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	626,432	231,250,000	709,488	231,250,000
Basic and diluted net income (loss) per ordinary share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

	For the three months ended		For the nine months ended
	September 30, 2024		September 30, 2024
	Class A Redeemable	Class A Nonredeemable and Class B	Class A Redeemable	Class A Nonredeemable and Class B
Numerator:
Allocation of net income (loss)	$165,738	$1,693,782	$242,519	$1,338,699
Denominator:
Basic and diluted weighted average ordinary shares outstanding	22,628,050	231,250,000	41,893,350	231,250,000
Basic and diluted net income (loss) per ordinary share	$0.01	$0.01	$0.01	$0.01

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of September 30, 2025, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized through September 30, 2025.

On August 15, 2024, the Company, the Old Sponsor and the New Sponsor entered into a share purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) the Original Sponsor transferred an aggregate of 2,685,000 Class A Ordinary Shares of the Company to the New Sponsor; (b) the New Sponsor executed a joinder agreement to become a party to that certain letter agreement, dated June 16, 2021 (“Letter Agreement”), and that certain Registration Rights Agreement, dated June 16, 2021 (“Registration Rights Agreement”), both originally entered into in connection with the IPO, among the Company, the Original Sponsor, and certain equity holders of the Company; and (c) the Original Sponsor and holders of Class B Founder Shares granted the New Sponsor the irrevocable right to vote the retained shares on their behalf and to take certain other actions on their behalf.

All share and per-share amounts have been retroactively restated to reflect the 49-for-1 bonus share issuance.

Promissory Note – Related Party

On February 22, 2021, the Original Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of September 30, 2021, or the completion of the Initial Public Offering. In connection with the change of Sponsor on August 15, 2024, the promissory note was formally cancelled, and no further obligations exist between the Company and the Original Sponsor with respect to this Note. As of September 30, 2025 and December 31, 2024, the Company had no amounts outstanding under the Note.

On August 14, 2025, the New Sponsor agreed to loan the Company up to $1,000,000 for working capital purposes pursuant to a promissory note (the “2025 Note”). The 2025 Note is non-interest bearing and repayable on June 30, 2026. The Company may, from time to time, request drawdowns in minimum increments of $10,000, up to an aggregate principal amount of $1,000,000. Upon consummation of a Business Combination, Connor Square will have the option, but not the obligation, to convert all or a portion of the outstanding principal into warrants of the Company at a conversion price of $1.50 per warrant. The warrants to be issued upon conversion will be identical to the private placement warrants sold concurrently with the Company’s initial public offering. If the Company does not consummate a Business Combination, the 2025 Note will not be repaid and all amounts will be forgiven, except to the extent that the Company has funds available outside of the Trust Account. As of September 30, 2025, the Company had $25,000 outstanding under the 2025 Note.

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

On August 14, 2025, the New Sponsor agreed to provide the Company with up to $1,000,000 for working-capital purposes pursuant to the 2025 Note. The 2025 Note is repayable on June 30, 2026, and may, at the option of Connor Square, be converted into warrants of the Company at a conversion price of $1.50 per warrant, identical in all respects to the private-placement warrants issued in connection with the Company’s initial public offering. As of September 30, 2025, the Company had $25,000 outstanding under the 2025 Note.

As of the filing date, September 30, 2025 and December 31, 2024, the Company had 25,000 and 0 borrowings under Working Capital Loans respectively.

Administrative Services Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on June 16, 2021, the Company has agreed to pay the Old Sponsor a total of (A) $40,000 per month and continuing monthly until December 31, 2024, and (B) on December 31, 2024, an amount equal to $480,000 less any amounts previously paid by the Company for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. As of June 21, 2022, the total amount of $480,000 was incurred. There have been no expenses incurred since June 21, 2022. For the three months ended September 30, 2025 and 2024, the Company incurred $0 in fees for these services, respectively. As of September 30, 2025 and December 31, 2024, there were no fees outstanding for these services included in the balance sheet.

Operating and Formation Costs

As of September 30, 2025 and December 31, 2024, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $102,677 and $25,813, respectively, on behalf of the Company which are due on demand. These amounts are included in due to related party on the condensed balance sheets as of September 30,2025 and December 31, 2024. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

However, pursuant to the Purchase Agreement dated August 15, 2024, the Company, the Original Sponsor, the New Sponsor, and Cantor Fitzgerald & Co., the underwriter from the IPO, entered into an agreement under which Cantor agreed to accept a certain number of shares of the Company in lieu of the cash deferred commissions owed. As a result, the previously accrued deferred fee liability has been removed, and the corresponding balance was written off to retained earnings as of September 30, 2025.

Note 6 — Warrant Liabilities

The Company has accounted for the 11,116,667 warrants issued in connection with the Initial Public Offering (comprised of 6,166,667 Public Warrants and 4,950,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The Public Warrants will become exercisable at $0.23 per share (as adjusted) 30 days after the completion of a Business Combination; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and, following the effective date of the registration statement, the Company will use commercially reasonable efforts to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital-raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $0.18 per Class A (as adjusted) ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, plus interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume- weighted average trading price of the Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $0.18 per share(as adjusted), then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $0.36 (as adjusted) per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $0.20 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

On September 2, 2025, in connection with the Bonus Shares Issuance (49 bonus shares for each existing share, effectively a 50-for-1 ratio), the terms of all outstanding warrants, including the Public Warrants, were adjusted to maintain the same aggregate exercise proceeds. Each outstanding warrant now entitles the holder to purchase 50 Class A ordinary shares (at an exercise price of $0.23 per share) rather than one share at $11.50 per share. The additional shares issuable upon exercise of the warrants are to be funded out of the Company’s share premium account upon exercise. No new warrants were issued; the adjustment occurred automatically pursuant to the Bonus Shares Issuance approved by shareholders. Following the Bonus Shares Issuance, all numerical amounts related to warrant exercise price, redemption thresholds, and share quantities were proportionally adjusted by a factor of 50 to preserve aggregate economic value. Management determined that this adjustment was mechanical in nature and did not represent a substantive modification under ASC 815-40-35. All historical warrant and per-share data in these financial statements have been retroactively restated to reflect the bonus issuance.

Once the warrants become exercisable, the Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants if they are held by the Sponsor or its permitted transferees):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $0.36 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, once the warrants become exercisable, the Company may call the warrants for redemption:

•	in whole and not in part;

•	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of the Class A ordinary shares;

•	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $0.20 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $0.36 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of the Class A ordinary shares for the above purpose shall mean the volume-weighted average price of the Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event are the warrants to be exercisable in connection with this redemption feature for more than 18.05 Class A ordinary shares per warrant as adjusted for bonus share issue (subject to adjustment).

If the Company calls the Public Warrants for redemption, management has the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. Additionally, in no event is the Company to be required to net cash settle any Warrants. Following the 49-for-1 bonus share issuance on September 2, 2025, all per-share and warrant-related data have been retroactively restated for comparability; the warrant agreement itself was not amended.If the Company is unable to complete the initial Business Combination by December 31, 2026 and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 220,000,000 (previously 1,000,000) preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As at September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 600,000,000 (previously 300,000,000) Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2024, there were 4,490,048 Class A ordinary shares issued and outstanding, of which 15,048 were subject to possible redemption. The Sponsor’s 4,475,000 Class A ordinary shares received upon conversion of its Class B ordinary shares are not redeemable.

On September 2, 2025, the Company effected a 49-for-1 bonus share issuance to all ordinary shareholders and amended its memorandum and articles of association to increase the authorized share capital from 300,000,000 Class A ordinary shares, 30,000,000 Class B ordinary shares and 1,000,000 preference shares to 600,000,000 Class A ordinary shares, 30,000,000 Class B ordinary shares and 220,000,000 preference shares. Following the bonus issuance, all share and per-share information has been retroactively restated to reflect the bonus shares. Accordingly, the 4,490,048 Class A ordinary shares outstanding as of September 30, 2025 became 223,750,000 Class A ordinary shares on a restated basis, of which 741,750 are classified as subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022, there were 4,625,000 Class B ordinary shares issued and outstanding. On March 10, 2023, pursuant to the terms of the amended and restated memorandum and articles of association of the Company, the sponsor elected to convert its 4,475,000 shares of Class B ordinary shares on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. At December 31, 2024, there were 150,000 Class B ordinary shares issued and outstanding. Following the September 2, 2025 bonus issuance, the Class B ordinary shares were restated to 7,500,000 shares outstanding (from 150,000 previously), with no change in aggregate ownership or rights. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the appointment of the Company’s directors prior to the initial Business Combination.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		September 30,		December 31,
Description	Level	2025	Level	2024
Assets:
Cash and Marketable securities held in Trust Account	1	$184,197	1	$182,240

At September 30, 2025 and December 31, 2024, $184,197 and $182,240 of the balance held in the Trust Account was held in cash, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		September 30,		December 31,
Description	Level	2025	Level	2024
Liabilities:
Warrant Liability – Public Warrants	3	$24,665	3	$184,982
Total Warrant Liabilities		$24,665		$184,982

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

The Public Warrants are remeasured at fair value on a recurring basis. Following the delisting of the Public Warrants on August 14, 2024, with the last Nasdaq trading price recorded at market close on August 13, 2024, the subsequent measurement of the Public Warrants as of September 30, 2025 and December 31, 2024, is classified as Level 3. Although the last traded price was used as an initial reference, the final valuation was determined using a Binomial model that estimates the fair value of similar asset classes as of September 30, 2025.

As of September 30, 2025 , the Public Warrants were valued at $0.02 per warrant for an aggregate value of approximately $24,665. As of December 31, 2024, the fair value of the Public Warrants was determined to be $0.03 per warrant, with an aggregate valuation of $184,982.

As part of the change of sponsor agreement, the Private Placement Warrants were cancelled, and the Public Warrants remain the only outstanding warrants of the Company.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2024		$184,982	184,982
Change in valuation inputs or other assumptions	-	-123,321	-123,321
Fair value as of March 31, 2025	-	$61,661	61,661
Change in valuation inputs or other assumptions	-	61,661	61,661
Fair value as of June 30, 2025	-	$123,322	123,322
Change in valuation inputs or other assumptions	-	-98,657	-98,657
Fair value as of September 30, 2025	-	$24,665	24,665

There were no transfers in or out of level 3 for the three months ended September 30, 2025 .The change in fair value of the Level 3 warrant liabilities for the year ended December 31, 2024 is summarized as follows:

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

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date these unaudited condensed financial statements were issued. Based on this review, except for the event described below, the Company did not identify any subsequent events that would require adjustment to or disclosure in the unaudited condensed financial statements.

On July 28, 2025, the Company’s Sponsors executed Share Exchange Forms requesting the exchange of certain Class A Ordinary Shares for an equal number of Non-Voting Preference Shares. The exchanges are subject to shareholder approval of the related amendments to the Company’s Articles of Association and to the Company entering the exchanges in its register of members. These amendments were subsequently approved by shareholders at the Company’s extraordinary general meeting in September 2025; however, the Company had not updated its register of members to effect the exchange as of September 30, 2025.

As of September 30, 2025, the Preference Share Exchange had not been completed, no Preference Shares had been issued, and the Sponsors’ Class A Ordinary Shares remained outstanding.

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

The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on June 16, 2021. On June 21, 2021, we consummated our Initial Public Offering of 18,500,000 units, at $10.00 per unit, generating gross proceeds of $185,000,000, and incurring offering costs of approximately $698,351, inclusive of $6,475,000 in deferred underwriting commissions. Each unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”) and one-third of one redeemable warrant, each whole public warrant entitling the holder thereof to purchase one Class A ordinary share.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 4,950,000 private placement warrants at a price of $1.50 per private placement warrant (the “Private Placement”) to our sponsor, generating gross proceeds of $7,425,000. The private placement warrants were subsequently cancelled.

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

In connection with the vote to approve the December 2024 Extension Amendment Proposal, shareholders elected to redeem 437,513 Class A ordinary shares, resulting in redemption payments out of the trust account totalling $5,238,525, or approximately $11.97 per share. The redemption payments included the proportionate share of Trust Account earnings. Following these redemptions, an aggregate of 15,048 Class A ordinary shares remained issued and outstanding

On September 2, 2025, the Company effected a 49-for-1 bonus share issuance to all outstanding ordinary shares and concurrently amended its memorandum and articles of association to increase the authorized share capital from 300,000,000 Class A, 30,000,000 Class B, and 1,000,000 preference shares to 600,000,000 Class A, 30,000,000 Class B, and 220,000,000 preference shares. Following this issuance, all share and per-share data in the financial statements have been retroactively restated to reflect the bonus shares. Accordingly, the 4,490,048 Class A ordinary shares outstanding immediately prior to the bonus issuance became approximately 223,750,000 Class A ordinary shares on a restated basis. This change had no impact on total shareholders’ deficit or on the Company’s operations.

If we are unable to complete a Business Combination by December 31, 2026, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay for our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2025, we had $5,374 in our operating bank account, and working capital deficit of $189,453. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.

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

In order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4 to the unaudited condensed financial statements herein, as of August 15, 2024, in connection with the sale of the Sponsor’s interest to the New Sponsor, the Company’s outstanding liabilities, amounting to $1,050,795, consisting of operating and formation costs, were transferred to the Original Sponsor. Following this transaction, the Company had no outstanding liabilities to the former Sponsor as of September 30, 2025, with all such debts effectively settled upon transfer. In addition, the Company entered into a new working-capital loan arrangement with the New Sponsor, Connor Square LLC, for $25,000 to fund ongoing operating expenses; this note is non-interest-bearing and payable upon the completion of a Business Combination or subject to forgiveness at the Sponsor’s discretion. The new Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern”, management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these unaudited condensed financial statements. The Company also demonstrates other adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these unaudited condensed financial statements. These other adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts or classification of assets or liabilities should the Company be required to liquidate after December 31, 2026, our scheduled liquidation date if we do not complete the Business Combination prior to such date.

Material Changes in Financial Condition

As of September 30, 2025 and December 31, 2024, we had cash and marketable securities held in Trust Account of $184,197 and $182,240, respectively and had Class A ordinary shares subject to possible redemption of 741,750 respectively.

Results of Operations

Our entire activity since inception through September 30, 2025 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates. As of September 30,2025 and December 31, 2024, $5,374 and $0 was held outside the Trust Account and was being used to fund the Company’s operating expenses respectively. We are not generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2025, net loss was $74,064 largely attributable to increase in operating and formation costs of $174,301, offset by change in the fair valuation of warrant liabilities by $98,657. Comparatively, For the three months ended September 30, 2024, we had a net income of $ 1,859,520, primarily due to debt forgiveness of $2,000,514, earnings on the cash held in trust account of $ 57,358, offset by $143,902 in operating and formation costs.

For the nine months ending September 30, 2025, net loss was $21,322 largely attributable to reduction in warrant liabilities by $160,317, income of $4,595 from earnings on the cash held in the trust account, offset by operating and formation costs of $186,266. Comparatively, For the nine months ended September 30, 2024, we had a net income of $1,581,218 primarily due to operating and formation costs of $717,672, slightly offset by earnings on the cash held in trust account of $352,826.

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

The founder shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial shareholders, and officers and directors. The sponsor has the right to transfer its ownership in the founder shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any founder shares. Prior to the closing of the Initial Public Offering, our sponsor transferred 150,000 founder shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of founder shares to these directors is within the scope of FASB ASC Topic 718, “Compensation- Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the founder shares is recognized only when the performance condition (i.e., the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of founder shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the founder shares. As of September 30, 2025, the Company has not yet entered into any definitive agreements in connection with any business combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a business combination might not happen, no stock-based compensation expense should be recognized through September 30, 2025.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of September 30, 2025, and through the filing date of this Form 10-Q, there were $25,000 outstanding Working Capital Loans under this arrangement, all owed to the New Sponsor, Connor Square LLC.

Administrative Services Agreement

We agreed, commencing on the effective date of the Initial Public Offering, to pay our sponsor a total of (A) $40,000 per month and continuing monthly until December 31, 2024 and (B) on December 31, 2024, an amount equal to $480,000 less any amounts previously paid by the Company for office space, utilities and secretarial and administrative support services provided to the members of the Company’s management team. As of June 21, 2022, the total amount of $480,000 was incurred. There have been no expenses incurred since June 21, 2022. We recognized $0 in expenses incurred in connection with the aforementioned arrangements with the related parties in our statements of operations for three months ended September 30, 2025 and 2024, which is included in operating and formation costs on the statements of operations. As of September 30, 2025 and December 31, 2024, there were no fees outstanding for these services.

Operating and Formation Costs

Through September 30, 2025, the Original Sponsor and affiliates of the Sponsor paid operating and formation costs totaling $1,693,799 on behalf of the Company, however, in connection with the change of Sponsor pursuant to the Purchase Agreement dated August 15, 2024, all outstanding liabilities due to the Original Sponsor were written down. As a result, no amounts remain payable to the Original Sponsor as of September 30, 2025.

Subsequent to the change in Sponsor, the New Sponsor and its affiliate paid $102,677 as of September 30,2025 and $25,813 as of December 31, 2024 on behalf of the Company, which remained outstanding and is included in “Due to Related Party” as of September 30, 2025.

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

Critical Accounting Policies

Class A Ordinary Shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2025 741,750(restated) Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet. All share and per-share information has been retroactively restated to reflect the 49-for-1 bonus share issuance.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 5 – Other Information

During the quarter ended September 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

CORNER GROWTH ACQUISITION CORP. 2

Dated: November 18, 2025	By.	/s/ Hao Tian
Hao Tian
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

